Form 10-Q
period 1994-03-31
TYCO TOYS INC
filed 1994-05-12
CIK 786130

                      SECURITIES & EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Period Ended March 31, 1994
                                 --------------

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition period from ____ to ____

Commission File Number 1-9357
                       ------


                               TYCO TOYS, INC.
              -------------------------------------------------
           (Exact name of Registrant as specified in its charter)


        Delaware                                               13-3319358
  ------------------------                                 -------------------
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)



6000 Midlantic Drive, Mt. Laurel, New Jersey                       08054
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code             (609) 234-7400
- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
   ------    ------
Number of shares outstanding of each class of Registrant's Stock as of May 12, 1994
  Common, $.01 par value.............................. 34,676,726 shares
  Preferred, $.10 par value...........................     47,619 shares

                      TYCO TOYS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                               MARCH 31, 1994


                                    INDEX



Part I.  Financial Information                                         Page
- ------------------------------                                         ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1994 and 1993
          and December 31, 1993                                           3

         Consolidated Statements of Operations - Quarters
          Ended March 31, 1994 and 1993                                   4

         Consolidated Statements of Stockholders' Equity -
          Quarter Ended March 31, 1994 and
          Year Ended December 31, 1993                                    5

         Consolidated Statements of Cash Flows - Quarters
          Ended March 31, 1994 and 1993                                   6

         Notes to Consolidated Financial Statements                      7-10

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11-12


Part II.  Other Information
- ---------------------------

Item 1.  Legal Proceedings                                                 13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13


Part I.  Financial Information.
Item 1.  Financial Statements.

                         Tyco Toys, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                         March 31,       December 31,
                                                      -----------------
                                                         1994      1993      1993
                                                      -------   -------  ------------
Assets                                                  (Unaudited)
Current assets
  Cash and cash equivalents                          $ 12,826  $ 69,033    $ 32,036
  Receivables, net                                    111,889   103,286     219,232
  Inventories, net                                    105,477   118,405      93,902
  Prepaid expenses and other current assets            20,649    21,976      27,187
  Deferred taxes                                       17,651    26,409      16,489
                                                     --------  --------    --------
    Total current assets                              268,492   339,109     388,846

Property and equipment, net                            50,707    73,131      50,182

Other assets
  Goodwill, net                                       235,412   236,382     235,824
  Deferred taxes                                       25,635         -      25,635
  Other assets                                         17,020    18,212      14,682
                                                       ------    ------      ------
    Total other assets                                278,067   254,594     276,141
                                                      -------   -------     -------
       Total assets                                  $597,266  $666,834    $715,169
                                                     ========  ========    ========

Liabilities and Stockholders' Equity
Current liabilities
 Notes and acceptances payable                       $ 34,532  $ 16,983    $ 68,963
  Current portion of long-term debt                    15,205    11,699      15,259
  Accounts payable                                     44,575    29,800      62,602
  Accrued expenses and other current liabilities       68,099    88,141     109,681
                                                       ------    ------     -------
    Total current liabilities                         162,411   146,623     256,505

Long-term debt, net of current portion                168,787   192,505     179,771
Deferred income taxes and other liabilities             1,503     1,843       1,444

Stockholders' Equity
Preferred Stock, $.10 par value, 1,000,000
   shares authorized; none outstanding                      -         -           -
Common Stock, $.01 par value, 50,000,000
   shares authorized; 34,852,316, 32,257,078
   and 34,847,316 shares issued as of
   March 31, 1994 and 1993 and as of
   December 31, 1993, respectively                        347       323         347
Additional paid-in capital                            294,523   273,319     294,500
Retained earnings (deficit)                            (6,077)   66,021       7,298
Treasury stock, at cost; 175,590 shares                (1,595)   (1,595)     (1,595)
Cumulative translation adjustment                     (22,633)  (12,205)    (23,101)
                                                       ------    ------      ------
    Total stockholders' equity                        264,565   325,863     277,449
                                                      -------   -------     -------
      Total liabilities and stockholders' equity     $597,266  $666,834    $715,169
                                                      =======   =======     =======

See accompanying notes to consolidated financial statements.

                        Tyco Toys, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                        For the Quarters Ended
                                                              March 31,
                                                      --------------------------
                                                          1994         1993
                                                          ----         ----

Net sales                                              $106,791     $100,322
Cost of goods sold                                       62,570       56,268
                                                         ------       ------
Gross profit                                             44,221       44,054

Marketing, advertising and promotion                     30,263       28,111
Selling, distribution and administrative expenses        27,896       28,164
Amortization of goodwill                                  1,520        1,607
                                                          -----        -----
Total operating expenses                                 59,679       57,882
                                                         ------       ------
Operating loss                                          (15,458)     (13,828)

Interest and debt expense                                 6,163        5,396
Foreign exchange (gain) loss                                234          487
Other (income) expense, net                              (1,278)        (915)
                                                          -----          ---
Interest expense and other (income) expense, net          5,119        4,968
                                                          -----        -----
Loss before income taxes                                (20,577)     (18,796)

Benefit for income taxes                                 (7,202)      (5,846)
                                                          -----        -----
Net loss                                               $(13,375)    $(12,950)
                                                         ======       ======

Net loss per common share:
  Primary                                                $(0.39)    $  (0.39)
  Fully diluted                                          $(0.39)    $  (0.39)

Weighted average number of common shares
 outstanding:
   Primary                                               34,676       32,831
   Fully diluted                                         34,676       32,831

Dividends per common share                             $    -       $  0.025


See accompanying notes to consolidated financial statements.

                       Tyco Toys Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Equity
                        Year ended December 31, 1993
              and Three Months Ended March 31, 1994 (Unaudited)
                               (in thousands)


                                  Common Stock                          Treasury Stock
                                  ------------                          --------------
                                  Number         Additional  Retained   Number           Cumulative
                                      of           Paid-in   Earnings       of          Translation
                                  Shares  Amount   Capital   (Deficit)  Shares  Amount   Adjustment
                                  ------  ------   -------    -------   ------  ------   ----------
Balance at December 31, 1992      31,830   $320   $271,417   $ 79,769    176   $(1,595)   $(14,670)

Exercise of stock options            170      1        612          -      -         -           -
Exercise of warrants               2,672     26     22,017          -      -         -           -
Foreign currency translation           -      -          -          -      -         -      (8,431)
Dividends declared                     -      -          -     (2,531)     -         -           -
Tax benefit from exercise of
  stock options                        -      -        454          -      -         -           -
Net loss                               -      -          -    (69,940)     -         -           -
                                  ------    ---     ------     ------    ---     -----      ------
Balance at December 31, 1993      34,672    347    294,500      7,298    176    (1,595)    (23,101)

Exercise of stock options              5      -         23          -      -         -           -
Foreign currency translation           -      -          -          -      -         -         468
Net loss                               -      -          -    (13,375)     -         -           -
                                  ------    ---    -------      -----    ---     -----      ------
Balance at March 31, 1994         34,677   $347   $294,523   $ (6,077)   176   $(1,595)   $(22,633)
                                  ======    ===    =======      =====    ===     =====      ======


See accompanying notes consolidated financial statements.

                       Tyco Toys, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                     For the Quarters Ended
                                                             March 31,
                                                     ----------------------
Cash Flows From Operating Activities:                     1994       1993
                                                         -----      -----
Net loss                                              $(13,375)  $(12,950)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation                                          4,137      6,117
   Amortization                                          1,761      1,667
   Decrease in allowance for bad debts, returns,
    discounts and other receivable reserves            (14,167)   (27,416)
   Decrease in allowance for obsolescence and
    other inventory reserves                            (2,394)    (2,371)
Change in assets and liabilities:
 Decrease in receivables                               123,799    146,452
 Increase in inventories                                (6,809)   (21,438)
 Decrease in prepaid expenses and other current assets   6,558      7,847
 Increase in other assets                               (3,343)      (453)
 Decrease in accounts payable                          (18,627)   (30,083)
 Decrease in accrued expenses and other current
  liabilities                                          (42,223)   (34,027)
                                                        ------     ------
 Total adjustments                                      48,692     46,295
                                                        ------     ------

Net cash provided by operating activities               35,317     33,345
                                                        ------     ------
Cash Flows From Investing Activities:
Disposition of property and equipment                      327      1,720
Capital expenditures                                    (5,498)   (11,129)
                                                         -----     ------

Net cash utilized by investing activities               (5,171)    (9,409)
                                                         -----      -----
Cash Flows From Financing Activities:
Repayment of long-term debt                             (3,700)      (933)
Repayment of notes and acceptances payable             (42,431)    (6,758)
Proceeds from issuance of common stock                      23       1,905
Dividends paid                                               -       (798)
                                                        ------        ---

Net cash utilized by financing activities              (46,108)    (6,584)
                                                        ------      -----

Effect of exchange rate changes on cash                 (3,248)       500
                                                         -----        ---

Net Increase (Decrease) in Cash and Cash Equivalents   (19,210)    17,852
Cash and Cash Equivalents, Beginning of Year            32,036     51,181
                                                        ------     ------
Cash and Cash Equivalents, End of Period              $ 12,826   $ 69,033
                                                       =======    =======
Cash Payments During Period For:
  Interest                                            $  9,593   $  7,228
  Taxes                                                    210      1,561

See accompanying notes to consolidated financial statements.

                         TYCO TOYS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)



(1) Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Certain items in the prior period's financial statements have been reclassified to conform with the current year's presentation. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results for a full year. The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 which was filed with the Securities and Exchange Commission.

(2) Accounting For Income Taxes
    ---------------------------

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1993. There was no cumulative effect on the deferred tax balances as a result of adopting this pronouncement.

In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the year ended December 31, 1993, which the adoption of SFAS 109 has required the Company to recognize, are as follows (in thousands):

Current:
  Sales and product allowances                     $ 4,790
  Co-operative advertising                           4,738
  Receivable reserves                                4,230
  Obsolescence reserve                               3,934
                                                     -----
                                                    17,692
  Valuation allowance                               (1,203)
                                                    ------
                                                   $16,489
                                                    ======
Noncurrent:
  Net operating losses                             $48,461
  State temporary differences                       10,411
  Foreign tax credits                                5,269
  Depreciation                                      (1,885)
  Other                                              5,983
                                                    ------
                                                    68,239
  Valuation allowance                              (42,604)
                                                    ------
                                                   $25,635
                                                    ======

Management has determined, based on the Company's history of earnings from prior operations (after adjustments for nonrecurring items, restructuring charges and permanent differences), that the Company will generate sufficient taxable income in the fifteen-year carryforward period to realize the benefit of the current and prior year net operating losses. The total net deferred tax assets (both current and noncurrent) have been reduced by establishing valuation allowances aggregating $43,807,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $42,124,000.

The valuation allowances have been established due to management's analysis indicating that certain tax credit carryforwards and net operating loss carryforwards, which are limited under the income tax laws, may expire prior to their full utilization. The valuation allowances include $16,836,000 related to the preacquisition net operating losses of Matchbox and $174,000 related to the Company's Belgium subsidiaries. Any subsequently recognized benefits related to these net operating losses will be allocated to reduce goodwill.

                        TYCO TOYS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(3) Receivables, Net (in thousands):
    ----------------
                                              March 31,
                                            --------------      December 31,
                                            1994      1993          1993
                                            ----      ----      ------------
     Trade                              $141,495  $127,928      $262,330
     Other receivables                    12,893     5,933        13,568
     Less:
       Doubtful accounts                  13,253    10,174        11,201
       Returns, discounts and
         other reserves                   29,246    20,401        45,465
                                          ------   -------       -------
                                        $111,889  $103,286      $219,232
                                        ========  ========      ========

(4) Inventories, Net (in thousands):
    ----------------
                                            March 31,
                                            --------------      December 31,
                                            1994      1993          1993
                                            ----      ----      ------------
     Raw materials                      $ 29,207  $ 30,776      $ 27,836
     Work-in-process                       2,503     3,343         2,355
     Finished goods                       87,794    95,362        80,132
     Less obsolescence and other
       reserves                           14,027    11,076        16,421
                                          ------    ------        ------
                                        $105,477  $118,405      $ 93,902
                                         =======   =======       =======

(5) Legal Proceedings
    -----------------

Lego Litigation
- ---------------
Tyco Industries, Inc. (Tyco Industries), a wholly-owned subsidiary of the Company, has been a defendant in proceedings in Italy, the Netherlands, and in the Federal Court of Canada in which Interlego A.G. (Lego) has asserted unfair competition claims. The Company received a favorable ruling in the Italian proceedings and an appeal has been taken by Lego. An adverse determination in any of these cases is not, in the opinion of management, likely to have a material adverse effect on the earnings, financial condition or liquidity of the Company.

Shareholder Suits
- -----------------
In December 1992, a stockholder filed litigation in federal court in New Jersey asserting class action claims under the federal securities laws as a result of the announcement made by the Company on October 21, 1992 relating to its outlook for earnings.

In December 1993 and January 1994, two additional stockholders filed litigation in the same court asserting claims under federal and state securities laws as a result of the Company's financial performance in 1993. Both are class action cases and they have been consolidated.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

The Company's outside counsel is of the opinion that the Company has substantial and meritorious defenses to these claims and there is a likelihood that the Company will prevail. Accordingly, it is the opinion of management of the Company that the outcome of this litigation is not likely to have a material adverse effect on the earnings, financial condition or liquidity of the Company.

U.S. Customs
- ------------
The U.S. Customs Service has issued a penalty notice of an assessment for lost duty in the amount of $1,500,000, penalties for gross negligence of $5,800,000, and penalties for fraud of $5,600,000. All of the claims arise from activities of the Company's View-Master subsidiary for the period prior to its acquisition by the Company in 1989. Management and the Company's outside counsel are of the opinion that the Company has legal and factual defenses to the penalty claims made by the U.S. Customs Service, and that the outcome of the proceedings relating to these claims, which proceedings may be protracted, are not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company.

Environmental Litigation
- ------------------------
Tyco Industries is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the landfill, Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter, the court has certified class action claims of homeowners near the GEMS Landfill against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In management's opinion, there are meritorious factual and legal defenses to these claims. In the third matter, the New Jersey Department of Environmental Protection is asserting claims for remediation expenses at a different site in Sewell, New Jersey used as a waste transfer station by the same transporter involved in the other two matters. In the opinion of management of the Company and its outside counsel, these three matters are not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in these matters.

Other Litigation
- ----------------
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company's earnings, financial condition or liquidity.

(6) Net Loss Per Share
    ------------------

Net loss per share was calculated using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Outstanding options, warrants and convertible debentures were determined to be anti-dilutive for the quarters ended March 1994 and 1993 and were therefore excluded from the per share calculations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------

Results of Operations
- ---------------------

Net sales for the quarter ended March 31, 1994 were $106,791,000 compared to $100,322,000 for the same period last year, an increase of 6.4%. The increase in net sales for the quarter ended March 31, 1994 reflects higher domestic shipments of Matchbox vehicles, drawing toys and large dolls, partially offset by lower sales by Tyco International and Tyco Playtime.

Gross profit for the quarter ended March 31, 1994 was $44,221,000 (41.4% of net sales) compared to $44,054,000 (43.9% of net sales) for the comparable quarter last year. The reduced gross profit margin for the quarter ended March 31, 1994 is largely due to the timing of shipments of low gross margin products and substantial sales in 1993 of high margin action figures.

Total operating expenses for the quarter ended March 31, 1994 were $59,679,000 (55.9% of net sales) compared to $57,882,000 (57.7% of net sales) for the same period last year. The increase is due principally to volume-related expenses. Total operating expenses expressed as a percentage of net sales are lower for the quarter ended March 31, 1994 reflecting the Company's continued efforts to reduce both fixed and variable costs.

Interest and debt expense for the quarter ended March 31, 1994 was $6,163,000 compared to $5,396,000 for the same period last year. The increase reflects increased borrowings under the Company's credit facilities. Total average debt for the quarter ended March 31, 1994 was $224,219,000 at an effective interest rate of 10.9% compared to total average debt of $155,154,000 with an effective rate of 10.1% for the first quarter of 1993.

The Company recorded a tax benefit of $7,202,000 for the quarter ended
March 31, 1994 compared to $5,846,000 for the same period last year reflecting a decrease in both domestic and foreign pre-tax income.

The consolidated federal income tax returns of Tyco Toys, Inc. and Subsidiaries for the fiscal years ended August 31, 1987 through August 31, 1990 have recently been examined by the Internal Revenue Service. The final outcome of the examination has been determined and the Internal Revenue Service has issued a deficiency notice to the Company. The Company has elected to appeal this determination. Management of the Company believes that the outcome of this appeal will not materially affect the results of operations (including realization of net operating loss carryforwards), financial condition or liquidity of the Company.

The net loss for the quarter ended March 31, 1994 was $13,375,000 or $0.39 per share, compared to $12,950,000 or $0.39 per share for the same period last year due principally to lower margins and higher interest and debt expense. Average shares outstanding for 1994 were 34,676,000 compared to 32,831,000 for the same period during 1993.

Financial Condition
- -------------------

Three Months Ended March 31, 1994
- ---------------------------------

Cash decreased $19,210,000 to $12,826,000 at March 31, 1994 from $32,036,000 at
December 31, 1993 reflecting cash utilized by investing and financing activities of $51,279,000, partially offset by cash provided by operations of $35,317,000. The cash generated from the collection of receivables of $123,799,000 was used primarily to paydown current liabilities by $60,850,000 and to reduce bank borrowings by $45,831,000.

Three Months Ended March 31, 1994 vs. Three Months Ended March 31, 1993
- -----------------------------------------------------------------------

On a comparative quarterly basis, the first quarter of 1994 reported an increase in net receivables of $8,603,000 due primarily to increased domestic sales. Net inventories declined by $12,928,000 primarily due to the Company's efforts to maintain lower worldwide inventory levels. The decrease of $20,042,000 in accrued expenses and other current liabilities reflects a decrease in advertising, royalties, and corporate taxes and the utilization of the purchase accounting reserves which were established as part of the 1992 acquisitions of Matchbox and Illco.

Equity Financing
- ----------------
In April 1994, the Company issued $50,000,000 of Voting Convertible
Exchangeable Preferred Stock to a group led by Corporate Partners, L.P., an investment fund affiliated with Lazard Freres and Company. The net proceeds of approximately $47,000,000 were used to reduce the borrowings under the Company's credit facility with NationsBank and for general corporate purposes. The preferred stock will have an annual dividend yield of 6% and is convertible into Tyco common stock at a price of $10 per share. The preferred stock can be exchanged at any time for 6% Convertible Subordinated Notes at the Company's option.

 The Company believes that its existing credit facilities and the funds generated from the equity financing will provide adequate financing for its current and foreseeable levels of operation.

Part II.  Other Information

Item 1.  Legal Proceedings.
- ------   -----------------
         Reference is made to Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 5.  Other Information.
- ------   -----------------
         Board of Directors
         ------------------
         Under the terms of the purchase agreement of the Voting Convertible Exchangeable Preferred Stock, the holders of the preferred shares are initially entitled to have two representatives appointed to the Company's Board of Directors; under certain circumstances the number of representatives may be increased to four.

Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------
    (a)  Exhibits.
         --------
         11. Statements Regarding Computation of Loss Per Share -
             Quarters Ended March 31, 1994 and 1993.

    (b)  Reports on Form 8-K.
         -------------------
         None.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TYCO TOYS, INC.
                                       --------------
                                       Registrant

Date May 12, 1994
     ------------
                                       By: /s/ Harry J. Pearce
                                          ---------------------
                                          Harry J. Pearce
                                          Vice Chairman,
                                          Chief Financial Officer,
                                          and Director

                                 EXHIBIT INDEX



Exhibit No.     Description                           Page
- ----------      -----------                           ----
 11          Statements regarding computation
               of loss per share for the quarters
               ended March 31, 1994 and 1993.        16-17
