Form 10-Q
period 1994-06-30
TYCO TOYS INC
filed 1994-08-11
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

[x]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Period Ended June 30, 1994
                                          -------------

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition period from ____ to ____

Commission File Number 1-9357
                       ------


                                TYCO TOYS, INC.
- ------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


     Delaware                                                     13-3319358
- ------------------------                                     ------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)



6000 Midlantic Drive, Mt. Laurel, New Jersey                       08054
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code             (609) 234-7400
- -------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
   -------   -------

Number of shares outstanding of each class of Registrant's Stock as of August 9, 1994:

  Common, $.01 par value.............................. 34,676,726 shares
  Preferred, 6% Series B, $.10 par value..............     47,619 shares

                        TYCO TOYS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1994


                                     INDEX


Part I.  Financial Information                                                   Page
- ------------------------------                                                   ----
Item 1.  Financial Statements

                Consolidated Balance Sheets - June 30, 1994 and 1993
                 and December 31, 1993                                              3

                Consolidated Statements of Operations - Quarters and Six
                 Months Ended June 30, 1994 and 1993                                4

                Consolidated Statements of Stockholders' Equity -
                 Six Months Ended June 30, 1994 and Year Ended
                 December 31, 1993                                                  5

                Consolidated Statements of Cash Flows - Six Months
                 Ended June 30, 1994 and 1993                                       6

                Notes to Consolidated Financial Statements                       7-11

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                             12-13


Part II. Other Information
- --------------------------

Item 1.  Legal Proceedings                                                         14

Item 5.  Other Information                                                         14

Item 6.  Exhibits and Reports on Form 8-K                                          14

Part I.  Financial Information.
Item 1.  Financial Statements.

                         Tyco Toys, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                           June 30,                 December 31,
                                                 ------------------------------
                                                      1994            1993              1993
                                                 --------------  --------------    -------------
Assets                                                   (unaudited)
Current assets
 Cash and cash equivalents                            $ 18,300         $ 25,620         $ 32,036
 Receivables, net                                      195,713          156,598          219,232
 Inventories, net                                      111,605          137,560           93,902
 Prepaid expenses and other current assets              23,472           23,025           27,187
 Deferred taxes                                         17,636           24,273           16,489
                                                      --------         --------         --------
  Total current assets                                 366,726          367,076          388,846

Property and equipment, net                             52,551           75,497           50,182

Other assets
 Goodwill, net                                         234,258          239,514          235,824
 Deferred taxes                                         25,635                -           25,635
 Other assets                                           18,757           18,438           14,682
                                                      --------         --------         --------
  Total other assets                                   278,650          257,952          276,141
                                                      --------         --------         --------
   Total assets                                       $697,927         $700,525         $715,169
                                                      ========         ========         ========

Liabilities and Stockholders' Equity
Current liabilities
 Notes and acceptances payable                        $ 81,885         $ 27,859         $ 68,963
 Current portion of long-term debt                      15,312           14,837           15,259
 Accounts payable                                       46,482           55,356           62,602
 Accrued expenses and other current liabilities         74,293           71,014          109,681
                                                      --------         --------         --------
   Total current liabilities                           217,972          169,066          256,505

Long-term debt, net of current portion                 160,674          189,017          179,771
Deferred income taxes and other liabilities              1,449            2,313            1,444

Stockholders' Equity
 Preferred stock, 6% Series B voting convertible,
  exchangeable, $.10 par value, 1,000,000 shares
  authorized; 47,619 shares issued and outstanding           5                -                -
 Common stock, $.01 par value, 50,000,000
  shares authorized; 34,852,316, 34,831,852
  and 34,847,316 shares issued as of
  June 30, 1994 and 1993 and as of
  December 31, 1993, respectively                          347              347              347
 Additional paid-in capital                            342,144          293,974          294,500
 Retained earnings (deficit)                            (5,495)          61,625            7,298
 Treasury stock, at cost; 175,590 shares                (1,595)          (1,595)          (1,595)
 Cumulative translation adjustment                     (17,574)         (14,222)         (23,101)
                                                      --------         --------         --------
  Total stockholders' equity                           317,832          340,129          277,449
                                                      --------         --------         --------
   Total liabilities and stockholders' equity         $697,927         $700,525         $715,169
                                                      ========         ========         ========

See accompanying notes to consolidated financial statements.

                        Tyco Toys, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)

                              For the Quarters Ended     For the Six Months
                                                               Ended
                                     June 30,                 June 30,
                             ------------------------  ----------------------
                                1994         1993         1994        1993
                             -----------  -----------  ----------  ----------

Net sales                      $158,454     $146,665    $265,245    $246,987
Cost of goods sold               89,015       81,484     151,585     137,752
                               --------     --------    --------    --------

Gross profit                     69,439       65,181     113,660     109,235
Marketing, advertising and
 promotion                       34,201       34,001      64,464      62,112
Selling, distribution and
  administrative expenses        28,324       29,444      56,220      57,608
Amortization of goodwill          1,632        1,591       3,152       3,198
                               --------     --------    --------    --------

Total operating expenses         64,157       65,036     123,836     122,918
                               --------     --------    --------    --------

Operating income (loss)           5,282          145     (10,176)    (13,683)
Interest and debt expense         6,873        5,561      13,434      10,957
Foreign  exchange (gain) loss     1,253          263       1,089         750
Other (income) expense, net      (1,114)        (557)     (2,392)     (1,472)
                               --------     --------    --------    --------
Interest and other
 expense, net                     7,012        5,267      12,131      10,235
                               --------     --------    --------    --------
Loss before income taxes         (1,730)      (5,122)    (22,307)    (23,918)
Benefit for income taxes         (2,937)      (1,592)    (10,139)     (7,438)
                               --------     --------    --------    --------
Net income (loss)                 1,207       (3,530)    (12,168)    (16,480)
Preferred stock dividend            625            -         625           -
                               --------     --------    --------    --------
Net income (loss)
 available to common
  shareholders                 $    582     $ (3,530)   $(12,793)   $(16,480)
                               ========     ========    ========    ========
Net income (loss) per
 common share:
  Primary                      $   0.02     $  (0.11)   $  (0.37)   $  (0.51)
  Fully diluted                $   0.02     $  (0.11)   $  (0.37)   $  (0.51)

Weighted average number of
 common shares
 outstanding:
  Primary                        34,677       33,093      34,676      32,503
  Fully diluted                  34,677       33,093      34,676      32,503

Dividends per common share     $      -     $  0.025    $      -    $   0.05

See accompanying notes to consolidated financial statements.

                        Tyco Toys, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                          Year ended December 31, 1993
                 and Six Months Ended June 30, 1994 (unaudited)
                                 (in thousands)


                                Preferred Stock    Common Stock   Additional Paid-in Capital             Treasury Stock
                                -----------------  -------------  --------------------------             --------------
                                Number             Number                                     Retained   Number          Cumulative
                                of         Par     of      Par    Preferred       Common      Earnings   of              Translation
                                Shares     Value   Shares  Value  Stock           Stock       (Deficit)  Shares  Amount  Adjustment
                                ---------  ------  ------  -----  --------------  ----------  ---------  --------------  -----------


Balance at December 31, 1992          -       $-    31,830   $320  $     -        $271,417    $ 79,769     176  $(1,595)   $(14,670)


Exercise of stock options             -        -       170      1        -             612           -       -        -           -
Exercise of warrants                  -        -     2,672     26        -          22,017           -       -        -           -
Foreign currency translation          -        -         -      -        -               -           -       -        -      (8,431)

Dividends declared                    -        -         -      -        -               -      (2,531)      -        -           -
Tax benefit from exercise of
   stock options                      -        -         -      -        -             454           -       -        -           -
Net loss                              -        -         -      -        -               -     (69,940)      -        -           -
                                  -----      ---    ------    ---  -------         -------      ------    ----  -------      ------


Balance at December 31, 1993          -        -    34,672    347        -         294,500       7,298     176   (1,595)    (23,101)


Exercise of stock options             -        -         5      -        -              23           -       -        -           -
Issuance of preferred stock          48       $5         -      -   46,996               -           -       -        -           -
Preferred stock dividend              -        -         -      -      625               -        (625)      -        -           -
Foreign currency translation          -        -         -      -        -               -           -       -        -       5,527
Net loss                              -        -         -      -        -               -     (12,168)      -        -           -
                                  -----      ---    ------    ---  -------         -------      ------    ----  -------      ------

Balance at June 30, 1994             48       $5    34,677   $347  $47,621        $294,523     $(5,495)    176  $(1,595)   $(17,574)
                                  =====      ===    ======    ===  =======         =======      ======    ====   ======      ======



See accompanying notes consolidated financial statements.

                       Tyco Toys, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       -------------------
                                                         1994        1993
                                                       -------     -------
Cash Flows from Operating
 Activities:
Net loss                                              $(12,793)    $(16,480)
Adjustments to reconcile net loss to net cash
 utilized by operating activities:
   Depreciation                                         10,428       12,128
   Amortization                                          3,152        3,198
   Decrease in allowance for bad debts, returns,
    discounts and other receivable reserves            (25,215)     (34,709)
   Decrease in allowance for obsolescence and
    other inventory reserves                            (6,234)      (4,505)
Change in assets and liabilities:
 Decrease in receivables                                54,195      100,434
 Increase in inventories                                (5,500)     (38,460)
 Decrease in prepaid expenses and other current assets   4,194        8,934
 Increase in other assets                                 (514)      (6,120)
 Decrease in accounts payable                          (17,260)     (14,072)
 Decrease in accrued expenses and other current
  liabilities                                          (37,675)     (40,024)
                                                        ------       ------
Total adjustments                                      (20,429)     (13,196)
                                                        ------       ------
Net cash utilized by operating activities              (33,222)     (29,676)
                                                        ------       ------
Cash Flows From Investing Activities:
Disposition of property and equipment                    1,200        1,817
Capital expenditures                                   (13,771)     (16,725)
                                                        ------       ------
Net cash utilized by investing activities              (12,571)     (14,908)
                                                        ------       ------
Cash Flows From Financing Activities:
Repayment of long-term debt                             (7,297)      (1,312)
Increase (repayment) of notes and acceptances
 payable, net                                           (1,378)       4,118
Proceeds from issuance of preferred stock               50,000            -
Proceeds from issuance of common stock                      23       22,584
Dividends paid                                               -         (798)
                                                        ------       ------

Net cash provided by financing activities               41,348       24,592
                                                        ------       ------

Effect of exchange rate changes on cash                 (9,291)      (5,569)
                                                        ------       ------

Net Decrease in Cash and Cash Equivalents              (13,736)     (25,561)
Cash and Cash Equivalents, Beginning of Year            32,036       51,181
                                                        ------       ------
Cash and Cash Equivalents, End of Period              $ 18,300     $ 25,620
                                                        ======       ======
Cash Payments During Period For:
  Interest                                            $ 13,733     $  4,470
  Taxes                                                    282        1,603

See accompanying notes to consolidated financial statements.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)



(1) Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Certain items in the prior period's financial statements have been reclassified to conform with the current year's presentation. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results for a full year. The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 which was filed with the Securities and Exchange Commission.

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

                           TYCO TOYS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the year ended December 31, 1993, which the adoption of SFAS 109 has required the Company to recognize, are as follows (in thousands):

Current:
  Sales and product allowances                     $ 4,790
  Co-operative advertising                           4,738
  Receivable reserves                                4,230
  Obsolescence reserve                               3,934
                                                    ------
                                                    17,692
  Valuation allowance                               (1,203)
                                                    ------
                                                   $16,489
                                                    ======
Noncurrent:
  Net operating losses                             $48,461
  State temporary differences                       10,411
  Foreign tax credits                                5,269
  Depreciation                                      (1,885)
  Other                                              5,983
                                                    ------
                                                    68,239
  Valuation allowance                              (42,604)
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

The valuation allowances are generally established annually, when management undertakes a comprehensive analysis. During interim periods, management makes its best estimate of what year end balances will be to determine the interim tax provision. Changes to the valuation allowance on an interim basis, however, are and will be made, if appropriate. During the second quarter of 1994, the Company changed their estimate of what the annual effective rate should be, and recording this change resulted in a credit to the tax provision during the second quarter of approximately $2,000,000.

                        TYCO TOYS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(3) Receivables, Net (in thousands):

                                                   June 30,             December 31,
                                            ----------------------
                                                1994          1993         1993
                                            --------      --------      -----------
    Trade                                   $216,197      $172,322      $262,330
    Other receivables                         10,967         7,558        13,568
    Less:
      Doubtful accounts                        7,057         9,579        11,201
      Returns, discounts and
        other reserves                        24,394        13,703        45,465
                                            --------      --------      --------
                                            $195,713      $156,598      $219,232
                                            ========      ========      ========

(4) Inventories, Net (in thousands):

                                                   June 30,             December 31,
                                            ----------------------
                                                1994          1993         1993
                                            --------      --------      -----------
    Raw materials                           $ 26,508      $ 34,460      $ 27,836
    Work-in-process                            2,101         2,960         2,355
    Finished goods                            93,183       109,082        80,132
    Less obsolescence and other
      reserves                                10,187         8,942        16,421
                                            --------      --------      --------
                                            $111,605      $137,560      $ 93,902
                                            ========      ========      ========

(5) Legal Proceedings
    -----------------

Italian Litigation
- ------------------
The former managing director of the Company's Italian sales and marketing subsidiary has initiated two court actions against the Company in Italy as the result of the Company's previously announced decision to close or sell the subsidiary. One action, alleging violations of Italian employment laws and regulations has been dismissed and no appeal has been taken todate. The second action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and has prevented the completion of the announced sale of the subsidiary to Giochi Preziosi, an Italian toy distributor. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation; therefore, the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity.

Lego Litigation
- ---------------
Tyco Industries, Inc. (Tyco Industries), a wholly-owned subsidiary of the Company, has been a defendant in proceedings in Italy, the Netherlands, and in the Federal Court of Canada in which Interlego A.G. (Lego) has asserted unfair competition claims. The Company received a favorable ruling in the Italian proceedings and an appeal has been taken by Lego. An adverse determination in any of these cases is not, in the opinion of management, likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


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

The Company's outside counsel is of the opinion that the Company has substantial and meritorious defenses to these claims and there is a likelihood that the Company will prevail. Accordingly, it is the opinion of management that the outcome of this litigation is not likely to have a material adverse effect on the earnings, financial condition or liquidity of the Company.

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

Environmental Litigation
- ------------------------
Tyco Industries is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the landfill, Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter, the court has certified class action claims of homeowners near the GEMS Landfill against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In the third matter, the New Jersey Department of Environmental Protection is asserting claims for remediation expenses at a different site in Sewell, New Jersey used as a waste transfer station by the same transporter involved in the other two matters. In management's opinion, there are meritorious factual and legal defenses to these claims. Management of the Company and its outside counsel are of the opinion that these three matters are not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in these matters.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


Other Litigation
- ----------------
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company's earnings, financial condition or liquidity.

(6) Net Income (Loss) Per Share
    ---------------------------
Net income (loss) per share was calculated using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Outstanding options, convertible debentures and preferred shares were determined to be anti-dilutive for the quarter and six months ended June 30, 1993 and for the six months ended June 30, 1994 and were not materially dilutive for the quarter ended June 30, 1994; therefore, these items were excluded from the per share calculations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------


Results of Operations
- ---------------------
Net sales for the quarter and six months ended June 30, 1994 were $158,454,000 and $265,245,000, respectively, compared to $146,665,000 and $246,987,000 for the same periods last year, representing an increase of 8.0% and 7.4%, respectively. Increased sales for the quarter and six months ended June 30, 1994 resulted from higher domestic shipments of Matchbox vehicles, activity toys and large dolls, in addition to slightly higher sales by Tyco International, partially offset by lower sales as a result of product delays experienced by the Company's direct import business, Tyco Playtime.

Gross profit for the quarter and six months ended June 30, 1994 was $69,439,000 and $113,660,000, respectively (43.8% and 42.9%, respectively, of net sales), compared to $65,181,000 and $109,235,000, respectively (44.4% and 44.2%, respectively, of net sales), for the comparable periods last year. Gross profit margins decreased for the quarter and six months ended June 30, 1994 due primarily to the replacement of sales made in 1993 of high margin action figures with shipments of lower gross margin products and reduced prices on carryover inventory in 1994.

Total operating expenses for the quarter and six months ended June 30, 1994 were $64,157,000 and $123,836,000, respectively (40.5% and 46.7%, respectively, of net sales), compared to $65,036,000 and $122,918,000, respectively (44.3% and 49.8% of net sales), for the same periods last year. The marginal increase for the six months ended June 30, 1994 is principally due to volume-related expenses. Total operating expenses, expressed as a percentage of net sales, were lower for the quarter and six months ended June 30, 1994 reflecting the Company's continued cost-containment efforts.

Interest and debt expense for the quarter and six months ended June 30, 1994 was $6,873,000 and $13,434,000, respectively, compared to $5,561,000 and
$10,957,000, respectively, for the same periods last year as a result of higher borrowings under the Company's credit facilities. Total average debt for the six months ended June 30, 1994 was $226,803,000 at an effective interest rate of 12.0% compared to total average debt of $177,307,000 with an effective rate of 12.3% for the first six months of 1993.

The Company recorded tax benefits of $2,937,000 and $10,139,000 for the quarter and six months ended June 30, 1994, respectively compared to $1,592,000 and $7,438,000, respectively, for the same periods last year reflecting an increase in the Company's overall effective tax rate.

In connection with an examination of the consolidated federal income tax returns of Tyco Toys, Inc. and Subsidiaries for the fiscal years ended August 31, 1987 through August 31, 1990, the Internal Revenue Service has issued a deficiency notice to the Company. The Company has elected to appeal this determination and management believes that the final outcome of this appeal will not materially affect the results of operations (including realization of net operating loss carryforwards), financial condition or liquidity of the Company.

Net income for the quarter ended June 30, 1994 was $582,000 or $0.02 per share compared to a net loss of $3,530,000 or $0.11 per share for the same period last year. The net loss for the six months ended June 30, 1994 was $12,793,000 or $0.37 per share compared to $16,480,000 or $0.51 per share for the same period last year. Average shares outstanding for the quarter and six months ended June 30, 1994 were 34,677,000 and 34,676,000, respectively compared to 33,093,000 and
32,503,000, respectively, for the same periods during 1993. In 1993, warrants that were exercised into 2,672,000 shares of common stock during the first six months were reflected during that period on a weighted average basis for earnings per share purposes.

Financial Condition
- -------------------

Six Months Ended June 30, 1994
- ------------------------------

Cash decreased $13,736,000 to $18,300,000 at June 30, 1994 from $32,036,000 at
December 31, 1993 reflecting cash utilized by operating and investing activities of $45,793,000 and the effect of exchange rate fluctuations of $9,291,000, offset by cash provided by financing activities of $41,348,000. Cash generated from the collection of receivables of $54,195,000 was used to paydown current liabilities. The Company's issuance of $50,000,000 of 6% series B voting convertible, exchangeable preferred stock generated $47,000,000 of net proceeds which were used to reduce borrowings under the Company's credit facility with NationsBank and for general corporate purposes. The preferred stock has an annual dividend yield of 6% and is convertible into Tyco common stock at a price of $10 per share. The preferred stock can be exchanged at any time for 6% convertible subordinated notes at the Company's option.

Six Months Ended June 30, 1994 vs. Six Months Ended June 30, 1993
- -----------------------------------------------------------------

On a comparative basis, the first six months of 1994 reported an increase in net receivables of $39,115,000 due to increased domestic and international sales. Net inventories declined by $25,955,000 primarily due to the Company's efforts to maintain lower worldwide inventory levels. The increase of $3,279,000 in accrued expenses and other current liabilities reflects an increase in advertising, offset by a decrease in corporate tax accruals and the utilization of the purchase accounting reserves which were established as part of the 1992 Matchbox acquisition.

The Company believes that its internally-generated funds combined with its existing credit facilities will provide adequate financing for its current and foreseeable levels of operation.

Part II.  Other Information

Item 1.  Legal Proceedings.
- ------   -----------------
         Reference is made to Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 5.  Other Information.
- ------   -----------------
         Board of Directors
         ------------------
         On May 26, 1994, at the annual meeting of shareholders of the Company, Messrs. John A. Canning, Jr., Jerome I. Gellman and Ariel Gratch were re-elected as Directors of the Company for a term of three years. In addition, Messrs. David Golub and Jonathan Kagan have been seated as Directors pursuant to the terms of the 6% series B voting convertible, exchangeable preferred stock sold by the Company on April 15, 1994.

Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------
    (a)  Exhibits.
         ---------
         11. Statements Regarding Computation of Income (Loss) Per Share - Quarters and Six Months Ended June 30, 1994 and 1993.

    (b)  Reports on Form 8-K.
         --------------------
         On April 15, 1994, the Company filed Form 8-K relating to the issuance of $50,000,000 of 6% series B voting convertible, exchangeable preferred stock, including a Certificate of Designation relating to the preferred issue, which was filed as an exhibit.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TYCO TOYS, INC.
                                             ---------------
                                             Registrant

Date August 9, 1994
     --------------

                                             By: /s/ Harry J. Pearce
                                                 -------------------------
                                                 Harry J. Pearce
                                                 Vice Chairman,
                                                 Chief Financial Officer,
                                                 and Director

                                 EXHIBIT INDEX


Exhibit No.     Description                                               Page
- -----------     -----------                                               ----

    11.1        Statements regarding computation
                     of income (loss) per share for the quarters
                     ended June 30, 1994 and 1993.                        17-18

    11.2        Statements regarding computation
                     of loss per share for the six months ended
                     June 30, 1994 and 1993.                              19-20