Form 10-Q
period 1994-09-30
TYCO TOYS INC
filed 1994-11-14
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Period Ended September 30, 1994
                                       ------------------

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from ____ to ____


Commission File Number 1-9357
                       ------


                                TYCO TOYS, INC.
    --------------------------------------------------------------------------
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

Number of shares outstanding of each class of Registrant's Stock as of November 11, 1994:
 Common, $.01 par value.............................. 34,702,726 shares
 Preferred, 6% Series B, $.10 par value..............     48,928 shares

                        TYCO TOYS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1994


                                     INDEX


Part I.Financial Information                                            Page
- ----------------------------                                            ----

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1994 and 1993
          and December 31, 1993                                            3

        Consolidated Statements of Operations - Quarters and
           Nine Months Ended September 30, 1994 and 1993                   4

        Consolidated Statements of Stockholders' Equity -
          Nine Months Ended September 30, 1994 and
          Year Ended December 31, 1993                                     5

        Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1994 and 1993                                6

        Notes to Consolidated Financial Statements                      7-11

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12-14


Part II. Other Information
- -----------------------------

Item 1. Legal Proceedings                                                 15

Item 5. Other Information                                                 15

Item 6. Exhibits and Reports on Form 8-K                                  15

Part I.  Financial Information.
Item 1.  Financial Statements.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                September 30,    December 31,
                                             -----------------   ------------
                                                1994      1993       1993
                                             -------   -------   ------------
                                              (unaudited)
Assets
Current assets
  Cash and cash equivalents                  $ 16,488 $ 13,214     $ 32,036
  Receivables, net                            289,161  283,384      219,232
  Inventories, net                            113,224  154,231       93,902
  Prepaid expenses and
   other current assets                        23,086   27,416       27,187
  Deferred taxes                               17,389   26,113       16,489
                                              -------  -------      -------
    Total current assets                      459,348  504,358      388,846

Property and equipment, net                    50,211   68,840       50,182

Other assets
  Goodwill, net                               232,738  243,492      235,824
  Deferred taxes                               25,635        -       25,635
  Other assets                                 18,375   19,808       14,682
                                              -------  -------      -------
    Total other assets                        276,748  263,300      276,141
                                              -------  -------      -------
      Total assets                           $786,307 $836,498     $715,169
                                              =======  =======      =======

Liabilities and Stockholders' Equity
Current liabilities
  Notes and acceptances payable              $117,533 $106,827     $ 68,963
  Current portion of long-term debt            25,272   15,133       15,259
  Accounts payable                             53,346   69,063       62,602
  Accrued expenses and other current
   liabilities                                125,608  113,332      109,681
                                              -------  -------      -------
    Total current liabilities                 321,759  304,355      256,505

Long-term debt, net of current portion        147,302  184,312      179,771
Deferred income taxes and other liabilities     1,758    5,910        1,444

Stockholders' Equity
  Preferred stock, 6% Series B voting
   convertible, exchangeable, $.10 par
   value, 1,000,000 shares authorized;
   48,214 shares issued and outstanding             5        -            -
  Common stock, $.01 par value, 50,000,000
   shares authorized; 34,878,316 shares
   issued as of September 30, 1994 and
   34,847,316 shares issued as of
   September 30, 1993 and December 31, 1993       347      347          347
  Additional paid-in capital                  343,010  294,045      294,500
  Retained earnings (deficit)                 (14,348)  65,444        7,298
  Treasury stock, at cost; 175,590 shares      (1,595)  (1,595)      (1,595)
  Cumulative translation adjustment           (11,931) (16,320)     (23,101)
                                              -------  -------      -------
    Total stockholders' equity                315,488  341,921      277,449
                                              -------  -------      -------
 Total liabilities and stockholders' equity  $786,307 $836,498     $715,169
                                              =======  =======      =======

See accompanying notes to consolidated financial statements.



                       Tyco Toys, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                               For the Quarters Ended  For the Nine Months Ended
                                    September 30,           September 30,
                               ----------------------  -------------------------
                                     1994      1993         1994         1993
                               ----------  --------     --------     --------
Net sales                        $241,085  $235,251     $506,330     $482,238
Cost of goods sold                143,501   134,613      295,086      272,365
                                  -------   -------      -------      -------
Gross profit                       97,584   100,638      211,244      209,873

Marketing, advertising and
 promotion                         50,535    49,798      114,999      111,910
Selling, distribution and
 administrative expenses           30,425    35,181       86,645       92,789
Restructuring charge                4,700         -        4,700            -
Amortization of goodwill            1,617     1,685        4,769        4,883
                                  -------   -------      -------      -------
Total operating expenses           87,277    86,664      211,113      209,582
                                  -------   -------      -------      -------
Operating income (loss)            10,307    13,974          131          291

Interest and debt expense           8,298     6,561       21,732       17,518
Foreign exchange (gain)
 loss                                (290)    1,232          799        1,982
Other (income) expense, net           263      (272)      (2,129)      (1,744)
                                  -------   -------      -------      -------
Interest and other
 expense, net                       8,271     7,521       20,402       17,756
                                  -------   -------      -------      -------
Income (loss) before income
 taxes (benefit)                    2,036     6,453      (20,271)     (17,465)
Provision (benefit) for
 income taxes                      10,139     1,767            -       (5,671)
                                  -------   -------      -------      -------
Net income (loss)                  (8,103)    4,686      (20,271)     (11,794)

Preferred stock dividend              750         -        1,375            -
                                  -------   -------      -------      -------
Net income (loss)
 available to common
 shareholders                    $ (8,853) $  4,686     $(21,646)    $(11,794)
                                  =======   =======      =======      =======
Net income (loss) per
 common share:
 Primary                         $  (0.26) $   0.14     $  (0.62)    $  (0.35)
 Fully diluted                   $  (0.26) $   0.13     $  (0.62)    $  (0.35)

Weighted average number of
 common shares outstanding:
 Primary                           34,683    34,669       34,679       33,232
 Fully diluted                     34,683    36,104       34,679       33,232
Dividends per common share      $       -  $  0.025     $      -     $  0.075

See accompanying notes to consolidated financial statements.

                       Tyco Toys, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                         Year ended December 31, 1993
             and Nine Months Ended September 30, 1994 (unaudited)
                                (in thousands)

                              Preferred Stock    Common Stock  Additional Paid-in  Capital          Treasury Stock
                              ---------------    ------------  ---------------------------          --------------
                              Number             Number                                   Retained  Number            Cumulative
                              of       Par       of     Par    Preferred   Common         Earnings  of                Translation
                              Shares   Value     Shares Value  Stock       Stock          (Deficit) Shares   Amount   Adjustment
                              ------   -----     ------ -----  ---------   ------         --------- ------   ------   -----------
Balance at December 31, 1992       -      $-    31,830   $320  $     -     $271,417       $ 79,769   176    $(1,595)   $(14,670)

Exercise of stock options          -       -       170      1        -          612              -     -          -           -
Exercise of warrants               -       -     2,672     26        -       22,017              -     -          -           -
Foreign currency translation       -       -         -      -        -            -              -     -          -      (8,431)
Dividends declared                 -       -         -      -        -            -         (2,531)    -          -           -
Tax benefit from exercise of
 stock options                     -       -         -      -        -          454              -     -          -           -
Net loss                           -       -         -      -        -            -        (69,940)    -          -           -
                                  --      --    ------   ----  -------     --------       --------   ---    -------    --------
Balance at December 31, 1993       -       -    34,672    347        -      294,500          7,298   176     (1,595)    (23,101)

Exercise of stock options          -       -        31      -        -          139              -     -          -           -
Issuance of preferred stock       48       5         -      -   46,996            -              -     -          -           -
Preferred stock dividend           -       -         -      -    1,375            -         (1,375)    -          -           -
Foreign currency translation       -       -         -      -        -            -              -     -          -      11,170
Net loss                           -       -         -      -        -            -        (20,271)    -          -           -
                                  --      --    ------   ----  -------     --------       --------   ---    -------    --------
Balance at September 30, 1994     48      $5    34,703   $347  $48,371     $294,639       $(14,348)  176    $(1,595)   $(11,931)
                                  ==      ==    ======   ====  =======     ========       ========   ===    =======    ========

See accompanying notes to consolidated financial statements.

                       Tyco Toys, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                              1994       1993
                                                          --------  ---------
Cash Flows from Operating Activities:
Net loss                                                  $(20,271) $ (11,794)
Adjustments to reconcile net loss to net cash
 utilized by operating activities:
   Depreciation                                             16,579     17,329
   Amortization                                              6,240      5,068
   Decrease in allowance for bad debts, returns,
    discounts and other receivable reserves                (13,246)   (31,519)
   Decrease in allowance for obsolescence and
    other inventory reserves                                (2,176)    (5,951)
Change in assets and liabilities:
 Increase in receivables                                   (47,457)   (28,192)
 Increase in inventories                                    (9,789)   (53,684)
 Decrease in prepaid expenses and other current assets       5,041      1,517
 (Increase) in other assets                                 (4,874)    (2,342)
 Decrease in accounts payable                              (11,022)   (10,707)
 Increase in accrued expenses and other current
  liabilities                                               13,209     12,441
                                                           -------  ---------
Total adjustments                                          (47,495)   (96,040)
                                                           -------  ---------
Net cash utilized by operating activities                  (67,766)  (107,834)
                                                           -------  ---------
Cash Flows From Investing Activities:
Disposition of property and equipment                            -      5,061
Capital expenditures                                       (18,157)   (24,084)
                                                           -------  ---------
Net cash utilized by investing activities                  (18,157)   (19,023)
                                                           -------  ---------
Cash Flows From Financing Activities:
Repayment of long-term debt                                (10,894)    (6,223)
Increase in notes and acceptances payable, net              48,570     79,686
Proceeds from issuance of preferred stock                   47,000          -
Proceeds from issuance of common stock                         139     22,655
Dividends paid to common shareholders                            -     (1,664)
                                                           -------  ---------
Net cash provided by financing activities                   84,815     94,454
                                                           -------  ---------
Effect of exchange rate changes on cash                    (14,440)    (5,564)
                                                           -------  ---------
Net Decrease in Cash and Cash Equivalents                  (15,548)   (37,967)
Cash and Cash Equivalents, Beginning of Year                32,036     51,181
                                                           -------  ---------
Cash and Cash Equivalents, End of Period                  $ 16,488  $  13,214
                                                           =======  =========
Cash Payments During Period For:
  Interest                                                $ 25,145  $  20,289
  Taxes                                                        343      1,603

Non cash Financing Activities:
  Convertible bonds issued in lieu of interest payments   $    962  $       -
  Preferred stock dividends                                  1,375          -

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
                                                  ------
                                                 $25,635
                                                  ======


Management believes, considering all available evidence, including the Company's history of earnings from prior years (after adjustments for nonrecurring items, restructuring charges and permanent differences), it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating losses and tax credit carryforwards, and other temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced by establishing valuation allowances aggregating $43,807,000.

The valuation allowances have been established recognizing that certain tax credit carryforwards and net operating loss carryforwards, which are limited under income tax laws, may expire prior to their full utilization. The valuation allowances include $16,836,000 related to the preacquisition net operating losses of Matchbox and $174,000 related to the Company's Belgium subsidiaries. Any subsequently recognized benefits related to these net operating losses will be allocated to reduce goodwill. The valuation allowances are generally established annually, when management undertakes a comprehensive analysis. During interim periods, management makes its best estimate of year-end balances in order to determine the interim tax provision. Changes to the valuation allowance on an interim basis, however, are and will be made if appropriate.

Based on the results for the first nine months of 1994, the Company announced in October that it does not expect to be profitable for the year. Accordingly, the $10,139,000 tax benefit recorded through June 30, 1994 was reversed in the third quarter of 1994.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

(3) Receivables, Net (in thousands):
    ----------------

                                           September 30,
                                         -----------------   December 31,
                                            1994      1993       1993
                                         -------   -------   -----------
    Trade                               $323,256  $300,183   $262,330
    Other receivables                      9,325    10,197     13,568
    Less:
      Doubtful accounts                    7,465     9,906     11,201
      Returns, discounts and
        other reserves                    35,955    17,090     45,465
                                         -------   -------    -------
                                        $289,161  $283,384   $219,232
                                         =======   =======    =======

(4) Inventories, Net (in thousands):
    ----------------


                                            September 30,
                                          ----------------  December 31,
                                            1994      1993      1993
                                         -------   -------  -----------
    Raw materials                       $ 22,515  $ 32,647   $ 27,836
    Work-in-process                        2,606     3,823      2,355
    Finished goods                       102,348   125,257     80,132
    Less obsolescence and other
      reserves                            14,245     7,496     16,421
                                         -------   -------    -------
                                        $113,224  $154,231   $ 93,902
                                         =======   =======    =======

(5) Legal Proceedings
    -----------------
Italian Litigation
- ------------------
The former managing director of the Company's Italian sales and marketing subsidiary initiated two court actions against the Company in Italy as the result of the Company's previously announced decision to close or sell the subsidiary. One action, alleging violations of Italian employment laws and regulations, has been dismissed. The second action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and has prevented the completion of the announced sale of the subsidiary to Giochi Preziosi S.A., an Italian toy distributor. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation; therefore, the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity.

Lego Litigation
- ---------------

Tyco Industries, Inc. (Tyco Industries), a wholly-owned subsidiary of the Company, has been a defendant in proceedings in Italy, the Netherlands, and in the Federal Court of Canada in which Interlego A.G. (Lego) has asserted unfair competition claims. The Company received a favorable ruling in the Italian proceedings, the final appeal taken by Lego has been completed, and the parties are awaiting final judgement. An adverse determination in any of these cases is not, in the opinion of management, likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company.

                       TYCO TOYS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

Shareholder Suits
- -----------------
In October 1994, the U.S. District Court in New Jersey entered judgement in favor of the Company in litigation filed in 1992 on behalf of the stockholders alleging violations of federal securities laws. The plaintiff has appealed this judgement.

In December 1993 and January 1994, two additional stockholders filed litigation in the same court asserting claims under federal and state securities laws as a result of the Company's financial performance in 1993. Both are class action cases and have been consolidated.

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

Environmental Litigation
- ------------------------
Tyco Industries is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the landfill, Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter, the court has certified class action claims of homeowners near the GEMS Landfill against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In the third matter, the New Jersey Department of Environmental Protection is asserting claims for remediation expenses at a different site in Sewell, New Jersey, used as a waste transfer station by the same transporter involved in the other two matters. In management's opinion, there are meritorious factual and legal defenses to these claims. Management of the Company and its outside counsel are of the opinion that these three matters are not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in these matters.

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

(6) Net Income (Loss) Per Share
    ---------------------------
Net income (loss) per share was calculated using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Outstanding options, convertible debentures and preferred shares were determined to be anti-dilutive for the quarter and nine months ended September 30, 1994 and for the nine months ended September 30, 1993; therefore, these items were excluded from the per share calculations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------

Results of Operations
- ---------------------
Net sales for the quarter and nine months ended September 30, 1994 were $241,085,000 and $506,330,000, respectively, compared to $235,251,000 and
$482,238,000, respectively, for the same periods last year, representing an increase of 2.5% and 5.0%, respectively. Increased sales for the quarter and nine months ended September 30, 1994 resulted from higher domestic shipments of Matchbox vehicles, activity toys and large dolls, in addition to slightly higher sales by Tyco International, partially offset by lower sales experienced by the Company's direct import business, Tyco Playtime, as a result of product delays.

Gross profit for the quarter and nine months ended September 30, 1994 was $97,584,000 and $211,244,000, respectively (40.5% and 41.7%, respectively, of net sales), compared to $100,638,000 and $209,873,000, respectively (42.8% and 43.5%, respectively, of net sales), for the comparable periods last year. Gross profit margins decreased for the quarter and nine months ended September 30, 1994 due primarily to product mix and reduced prices realized on carryover inventory from 1993.

Total operating expenses for the quarter and nine months ended September 30, 1994 were $87,277,000 and $211,113,000, respectively (36.2% and 41.7%, respectively, of net sales), compared to $86,664,000 and $209,582,000, respectively (36.8% and 43.5%, respectively, of net sales), for the same periods last year. Included in the operating expenses for the quarter and nine months ended September 30, 1994 is a $4,700,000 charge associated with the closure of the Company's Italian subsidiary. For 1995, an agreement has been made for an Italian distributor to market the Company's products in Italy. Total operating expenses, expressed as a percentage of net sales, were lower for the quarter and nine months ended September 30, 1994 reflecting the Company's continued cost-containment efforts.

Interest and debt expense for the quarter and nine months ended September 30, 1994 was $8,298,000 and $21,732,000, respectively, compared to $6,561,000 and
$17,518,000, respectively, for the same periods last year. The increase reflects higher borrowings under the Company's credit facilities. Total average debt for the nine months ended September 30, 1994 was $257,622,000 at an effective interest rate of 12.6% compared to total average debt of $210,111,000 with an effective rate of 13.1% for the first nine months of 1993.

In accordance with generally accepted accounting principles, the quarterly tax provision reflects the projected full year tax rate. Based on the results for the first nine months of 1994, the Company announced in October that it does not expect to be profitable for the year. In addition, the Company does not have any remaining taxable income in the carryback period to utilize the net operating loss. Accordingly, for the quarter ended September 30, 1994, the Company recorded a tax provision which reversed the $10,139,000 tax benefit recorded through June 30, 1994. For the nine months ended September 30, 1993, the Company was able to realize a tax benefit of $5,671,000.

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to record a deferred tax asset for the future tax benefits of a tax loss, as well as other items, if realization is more likely than not. Based on the weight of available evidence, management has concluded that, more likely than not, the Company's future domestic taxable income will be sufficient over the appropriate carryforward periods to realize the tax benefit represented by its 1993 domestic net operating loss, certain tax credits and certain temporary differences. Certain of the Company's international subsidiaries have net operating loss carryforwards to reduce future taxable income. Management has determined on a jurisdictional basis whether it is likely operating income will be sufficient to fully utilize the loss carryforwards and temporary differences prior to their expiration date.

In 1994, the Company expanded its products in both core and promotional toy lines, including diecast vehicles, activity toys and dolls. For the first nine months of 1994, domestic sales have increased by 13.5% compared to the same period last year. The Company's domestic subsidiaries have royalty arrangements with its international subsidiaries. As a result of recent growth in the international business, and anticipated future growth, management believes that increased royalty income will contribute to future domestic profitability.

Realization of tax benefits is dependent upon the Company's ability to generate taxable income from the appropriate sources within the carryforward period established under the tax law. Based on the Company's expanded product line, continuing benefits of its profit improvement plan and the Company's prior history of earnings, management expects that the Company will be able to return to profitability. Accordingly, management believes the Company's future taxable income will be at a level sufficient to fully utilize the 1993 domestic net operating loss carryforward, certain tax credit carryforwards and other temporary differences. Taxable income (as adjusted for changes in temporary differences, certain permanent items, nonrecurring charges and other appropriate adjustments) for the four-year period ending December 31, 1994 is estimated to be $8,300,000. Using this $8,300,000 estimate as a base and anticipated increases in royalties from the Company's international subsidiaries future taxable income would be sufficient to realize the tax benefits represented by the net operating loss carryforward, tax credit carryforwards and other temporary differences prior to their expiration.

While management expects that the Company will be able to return to profitability, future levels of operating income are dependent upon general economic conditions, including competitive pressures on sales and margins, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for full utilization of the net operating loss and tax credit carryforwards and other temporary differences. Management has considered these factors in reaching its conclusion that it is likely that operating income will be sufficient to fully utilize the net operating loss and tax credit carryforwards and other temporary differences prior to their expiration.

In connection with an examination of the consolidated federal income tax returns of Tyco Toys, Inc. and Subsidiaries for the fiscal years ended August 31, 1987 through August 31, 1990, the Internal Revenue Service has issued a deficiency notice to the Company. The Company has elected to appeal this determination and management believes that the final outcome of this appeal will not materially affect the results of operations (including realization of net operating loss carryforwards and tax credit carryforwards), financial condition or liquidity of the Company.

Net loss available to common shareholders for the quarter ended September 30, 1994 was $8,853,000 or $0.26 per share compared to net income of $4,686,000 or $0.14 per share ($0.13 on a fully diluted basis) for the same period last year. The net loss available to common shareholders for the nine months ended September 30, 1994 was $21,646,000 or $0.62 per share compared to $11,794,000 or $0.35 per share for the same period last year. Average shares outstanding for the quarter and nine months ended September 30, 1994 were 34,683,000 and 34,679,000, respectively, compared to 34,669,000 (36,104,000 fully diluted) and 33,232,000, respectively, for the same periods during 1993.

Financial Condition
- -------------------
Nine Months Ended September 30, 1994
- ------------------------------------
The net cash utilization of $15,548,000 for the nine months ended September 30, 1994 is due primarily to the increased funding of receivables as a result of higher domestic and international sales in addition to the Company's operating losses during the period, offset by net proceeds of $47,000,000 from the issuance of preferred stock and increased borrowings under the Company's existing credit facilities. During the first nine months of 1994, most European currencies in which the Company transacts business, especially the Belgium Franc, strengthened against the United States Dollar. The effects of currency rate changes on receivables and inventories, in particular, resulted in a $14,440,000 utilization of cash.

Nine Months Ended September 30, 1994 vs. Nine Months Ended September 30, 1993
- -----------------------------------------------------------------------------
On a comparative basis, net receivables for the first nine months of 1994 increased by $6,000,000 as a result of increased domestic and international sales. The $41,000,000 decline in net inventories reflects the Company's efforts to maintain lower worldwide inventory levels. The increase in accrued expenses and other current liabilities of $12,000,000 reflects higher corporate tax accruals and advertising expenditures, offset by the utilization of purchase accounting reserves established in conjunction with the 1992 Matchbox acquisition.

At September 30, 1994, the Company was not in compliance with certain financial covenants of its principal credit facility. The Company is negotiating with its lenders and expects to receive a waiver of such defaults. The Company has received a commitment for a replacement facility and expects that sufficient cash will be available from operations and its credit facilities to meet its requirements for the foreseeable future.

Part II.  Other Information

Item 1.  Legal Proceedings.
- ------   -----------------
         Reference is made to Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 5.  Other Information.
- ------   -----------------
         President and Chief Operating Officer
         -------------------------------------
         During September 1994, the Company named Gary Baughman as President and Chief Operating Officer reporting to Richard E. Grey, Chairman and Chief Executive Officer. Mr. Baughman also was appointed Director of the Company. The provisions of his employment agreement call for Mr. Baughman to become Chief Executive Officer of the Company in January 1996.

Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------
    (a)  Exhibits
         --------
         11. Statements Regarding Computation of Income (Loss) Per Share - Quarters and Nine Months Ended September 30, 1994 and 1993.

         12. Employment Agreements:
             12.1  Richard E. Grey
             12.2  Gary Baughman
             12.3  Harry J. Pearce

         27. Financial Data Schedule.

    (b)  Reports on Form 8-K.
         -------------------
         None.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TYCO TOYS, INC.
                                            --------------
                                            Registrant

Date November 11, 1994
     -----------------
                                            By: /s/ Harry J. Pearce
                                                ---------------------
                                                Harry J. Pearce
                                                Vice Chairman,
                                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.     Description                                            Page
- -----------     -----------                                            ----
   11.1         Statements regarding computation
                 of income (loss) per share for the quarters
                 ended September 30, 1994 and 1993.                    18-19

   11.2         Statements regarding computation
                 of loss per share for the nine months ended
                 September 30, 1994 and 1993.                          20-21

   12.1         Employment Agreement between the Company and
                 Richard E. Grey                                       22-42

   12.2         Employment Agreement between the Company and
                 Gary Baughman                                         43-65

   12.3         Employment Agreement between the Company and
                 Harry J. Pearce                                       66-85

   27           Financial Data Schedule                                86

Exhibit 11.1

                       Tyco Toys, Inc. and Subsidiaries
               Statement Regarding Computation of Loss Per Share
                   (in thousands, except per share amounts)

                                                                         For the Quarter Ended
                                                                           September 30, 1994
                                                    ----------------------------------------------------------------
                                                                 Primary                       Fully Diluted
                                                    -------------------------------  -------------------------------
                                                       As                     As       As         (1)          As
                                                    Reported  Adjustments  Adjusted  Reported  Adjustments  Adjusted
                                                    --------  -----------  --------  --------  -----------  --------
NET LOSS AVAILABLE TO
 COMMON SHAREHOLDERS                                $(8,853)   $  -         $(8,853)  $(8,853)  $ 1,003     $(7,850)
                                                     ======     ======       ======    ======    ======      ======
                                                                                                              Fully
SHARES                                                                      Primary                         Diluted
                                                                            -------                         -------
 Average shares outstanding                                                 34,683                           34,683
 Additional shares issued assuming conversion of:
  Debentures (2)                                                                 -                            1,446
  Preferred Stock (3)                                                            -                            5,000
                                                                            ------                           ------
 Total average shares outstanding                                           34,683                           41,129
                                                                            ======                           ======
NET LOSS PER COMMON SHARE (4)                                               $(0.26)                          $(0.19)
                                                                              ====                             ====


Note: Reference is made to Note 6 to Consolidated Financial Statements in Part I, Item 1 of this report.

(1) Reflects (a) interest savings, net of taxes, from the conversion of debentures (reference note 2 below) at the beginning of the year (or date of issuance, if later) and (b) the elimination of preferred stock dividends during the period assuming the conversion of the preferred stock (see note 3 below ).

(2) Assumes the conversion (for fully diluted earnings per share only) of the $14,462,000 of 7% convertible debentures into common stock of the Company at a conversion price of $10 per share as of the beginning of the period presented (or date of issuance, if later).

(3) Assumes the conversion (for fully diluted earnings per share only) of the $50,000,000 of 6% Series B voting convertible, exchangeable preferred stock into 4,999,995 shares of the Company's common stock at a conversion price of $10 per share as of April 15, 1994, the date of issuance. Accordingly, the additional shares issued as a result of quarterly preferred stock dividends have not been included in the calculation for fully diluted purposes.

(4) Fully diluted earnings per share is not presented in the Consolidated Statements of Operations since it is anti-dilutive.

Exhibit 11.1

                       Tyco Toys, Inc. and Subsidiaries
             Statement Regarding Computation of Per Share Earnings
                   (in thousands, except per share amounts)

                                                                         For the Quarter Ended
                                                                           September 30, 1994
                                                    ----------------------------------------------------------------
                                                                 Primary                       Fully Diluted
                                                    -------------------------------  -------------------------------
                                                       As                     As       As         (1)          As
                                                    Reported  Adjustments  Adjusted  Reported  Adjustments  Adjusted
                                                    --------  -----------  --------  --------  -----------  --------
NET INCOME                                           $4,686    $   -        $ 4,686   $ 4,686    $ 142      $ 4,828
                                                      =====     ========      =====     =====      ===        =====
                                                                                                              Fully
SHARES                                                                      Primary                         Diluted
                                                                            -------                         -------
  Average shares outstanding                                                 34,665                          34,665
  Incremental shares issued assuming exercise of
    stock options (2)                                                            4                               89
  Additional shares issued assuming conversion of
    debentures (3)                                                               -                            1,350
                                                                            ------                           ------
  Total average shares outstanding                                          34,669                           36,104
                                                                            ======                           ======
NET INCOME PER COMMON SHARE                                                 $ 0.14                           $ 0.13
                                                                              ====                             ====

Note: Reference is made to Note 6 to Consolidated Financial Statements in
      Part I, Item 1 of this report.

(1) Reflects the interest savings, net of taxes, from the conversion of debentures (reference note 3 below), at the beginning of the period presented.

(2) Reflects the shares issuable upon the assumed conversion of all the outstanding stock options as of the beginning of the period presented (or date of issuance, if later), net of shares repurchased with the exercise proceeds.

(3) Assumes the conversion (for fully diluted earnings per share only) of the $13,500,000 of 7% convertible debentures into common stock of the Company at a conversion price of $10 per share as of the beginning of the period presented.

Exhibit 11.2

                       Tyco Toys, Inc. and Subsidiaries
               Statement Regarding Computation of Loss Per Share
                   (in thousands, except per share amounts)


                                                                        For the Nine Months Ended
                                                                           September 30, 1994
                                                    ----------------------------------------------------------------
                                                                 Primary                       Fully Diluted
                                                    -------------------------------  -------------------------------
                                                       As                     As       As         (1)          As
                                                    Reported  Adjustments  Adjusted  Reported  Adjustments  Adjusted
                                                    --------  -----------  --------  --------  -----------  --------

NET LOSS AVAILABLE TO
 COMMON SHAREHOLDERS                                $(21,646)   $ -        $(21,646) $(21,646)   $2,134     $(19,512)
                                                      ======     =======     ======    ======     =====       ======
                                                                                                               Fully
SHARES                                                                       Primary                         Diluted
                                                                             -------                         -------
 Average shares outstanding                                                   34,679                          34,679
 Additional shares issued assuming conversion of:
  Debentures (2)                                                                   -                           1,446
  Preferred stock (3)                                                              -                           3,076
                                                                              ------                          ------
 Total average shares outstanding                                             34,679                          39,201
                                                                              ======                          ======
 NET LOSS PER COMMON SHARE (4)                                                $(0.62)                         $(0.50)
                                                                                ====                            ====

Note: Reference is made to Note 6 to Consolidated Financial Statements in Part
      I, Item 1 of this report.

(1) Reflects (a) interest savings, net of taxes, from the conversion of debentures (reference note 2 below) at the beginning of the year (or date of issuance, if later) and (b) the elimination of preferred stock dividends during the period assuming the conversion of the preferred stock (see note 3 below).

(2) Assumes the conversion (for fully diluted earnings per share only) of the $14,462,000 of 7% convertible debentures into common stock of the Company at a conversion price of $10 per share as of the beginning of the year (or date of issuance, if later).

(3) Assumes the conversion (for fully diluted earnings per share only) of the $50,000,000 of 6% Series B voting convertible, exchangeable preferred stock into 4,999,995 shares of the Company's common stock at a conversion price of $10 per share as of April 15, 1994, the date of issuance. Accordingly, the additional shares issued as a result of quarterly preferred stock dividends have not been included in the calculation for fully diluted purposes.

(4) Fully diluted loss per share is not presented in the Consolidated Statements of Operations since it is anti-dilutive.

                                 Exhibit 11.2

                       Tyco Toys, Inc. and Subsidiaries
              Statement Regarding Computation of Loss Per Share
                   (in thousands, except per share amounts)


                                                                        For the Nine Months Ended
                                                                           September 30, 1994
                                                    ----------------------------------------------------------------
                                                                 Primary                       Fully Diluted
                                                    -------------------------------  -------------------------------
                                                       As                     As       As         (1)          As
                                                    Reported  Adjustments  Adjusted  Reported  Adjustments  Adjusted
                                                    --------  -----------  --------  --------  -----------  --------
NET LOSS                                            $(11,794)    $  -      $(11,794) $(11,794)    $425      $(11,369)
                                                      ======      =====      ======    ======      ===        ======
                                                                                                               Fully
SHARES                                                                       Primary                         Diluted
                                                                             -------                         -------
  Average shares outstanding                                                 33,232                           33,232
  Incremental shares issued assuming exercise of
    stock options (2)                                                            49                               52
  Incremental shares issued assuming exercise of
    warrants (3)                                                                455                              522
  Additional shares issued assuming conversion of
    debentures (4)                                                                -                            1,350

  Total average shares outstanding (5)                                       33,736                           35,156
                                                                             ======                           ======
NET LOSS PER COMMON SHARE (6)                                                $(0.35)                          $(0.32)
                                                                               ====                             ====


Note: Reference is made to Note 6 to Consolidated Financial Statements in Part
      I, Item 1 of this report.

(1) Reflects the interest savings, net of taxes, from the conversion of debentures (reference note 3 below) at the beginning of the year.

(2) Reflects the shares issuable upon the assumed conversion of all the outstanding stock options as of the beginning of the period presented (or date of issuance, if later), net of shares repurchased with the exercise proceeds.

(3) Reflects the shares issuable upon the assumed conversion of all the outstanding warrants as of the beginning of the year. The warrants, which expired June 30, 1993, were exercisable into shares of the Company's stock at an exercise price of $8.25 per share.

(4) Assumes the conversion (for fully diluted earnings per share only) of the $13,500,000 of 7% convertible debentures into common stock of the Company at a conversion price of $10 per share as of the beginning of the year.

(5) For financial statement purposes, incremental shares have been excluded from the calculation of primary loss per share, as the effect is anti-dilutive.

(6) Fully diluted loss per share is not presented in the Consolidated Statements of Operations since it is anti-dilutive.