Form 10-K405
TYCO TOYS INC
filed 1995-03-31
CIK 786130

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER: 1-9357

                                TYCO TOYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3319358
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                                TYCO TOYS, INC.
                  6000 MIDLANTIC DRIVE, MT. LAUREL, NEW JERSEY
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER)

                                     08054
                                   (ZIP CODE)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (609) 234-7400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                           REGISTERED
-------------------------------------     -------------------------------------
Common Stock                              New York Stock Exchange, NASDAQ,
                                          Philadelphia Stock Exchange
Senior Subordinated Debentures            New York Stock Exchange


  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                       ----     ----

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 15, 1995 was 172,563,370.

  Numbers of shares of Common Stock outstanding as of March 30, 1995:
34,757,926.

  DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting of Stockholders to be held May 11, 1995 is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Part I.

Item 1. Business

Tyco designs and markets a broad range of toy products worldwide.

The Company includes Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its wholly-owned subsidiaries - Tyco Industries, Inc. (Tyco Industries), Tyco (Hong
Kong) Ltd., Tyco Manufacturing Corp., Tyco Distribution Corp., Tyco Manufacturing (Europe), Inc., Tyco Far East Ltd., Tyco Toys (UK) Ltd., Tyco Toys (France) S.A., Tyco Toys (Canada) Inc., Tyco Distribution (Europe) n.v., Tyco Toys (Benelux) n.v., Tyco Matchbox (Deutschland) GmbH, Tyco Toys (Espana) S.A.,Tyco Playtime Inc., Tyco Asia Ltd., Universal Product Innovations, Inc., Matchbox, Tyco Toys (Switzerland) A.G., Tyco Toys (Austria), GmbH and Tyco Toys (New Zealand) Pty., Ltd.

Tyco owns a 75% interest in Croner-Tyco Toys Pty., Ltd., an Australian Company, a 75% interest in the Company's Mexican subsidiary, Ensueno-Tyco Toys, S.A. de C.V., and a 50% interest in Rivergate Partnership L.P., an operator of warehousing space in Portland, Oregon. The Company expects to acquire the remaining 25% interest in Ensueno-Tyco by the end of March 1995 for approximately $1,100,000.

Tyco also owns interests in foreign joint venture entities including a manufacturing entity in Thailand, and three manufacturing entities and one tool-making entity in the Peoples Republic of China.

Recent Developments

In April 1994, the Company issued $50,000,000 of 6% Series B Voting
Convertible Exchangeable Preferred Stock to a group led by Corporate Partners, L.P., an investment fund affiliated with Lazard Freres & Co. Two representatives of Corporate Partners, Jonathan Kagan and David Golub, have been appointed to the Company's Board of Directors.

In October 1994, Gary Baughman joined the Company as President and Chief Operating Officer. Mr. Baughman is responsible for all the Company's Domestic and International operations. For the previous five years he was the President of Little Tikes, a division of Rubbermaid, Inc.

In December 1994, Martin Scheman was named Chief Executive Officer of Tyco Playtime, the Company's direct import subsidiary. Mr. Scheman was the former owner of Illco Toys, the maker of Sesame Street toy products that Tyco acquired in 1992 and subsequently consolidated with Tyco Playtime.

In February 1995, the Company announced that it was consolidating certain European operations in Belgium in order to streamline its activities, reduce operating expenses and to enhance its service to customers.

In February and March 1995, the Company finalized new working capital credit lines totaling $290,000,000 including facilities with General Electric Capital Corporation and facilities arranged by General Electric Capital Corporation. These facilities replaced the Company's principal credit facility with a bank group led by NationsBank of North Carolina, N.A.

The Company markets its toys through three separate business units: Domestic (Tyco U.S.), International and Direct Import (Tyco Playtime).

TYCO U.S.

In 1994, Tyco's domestic sales rose approximately 10% and the U.S. division, which designs and develops most of the toys the Company sells around the world, significantly improved its operating results. A focus on strengthening the Company's core brands and the successful introduction of popular new toys contributed to the improved results of this division in 1994.

Radio Control
-------------

Tyco maintains the largest market share in radio control toys. Tyco's radio control business was successfully repositioned in 1994 with the addition of a mid-priced line featuring a new lower-priced 6.0V Jet Turbo(R) battery pack. In 1995, Tyco's line will feature the first ever Harley-Davidson Radio Control Motorcycle, the 6.0V Jet Turbo(R) Rebound X-4/TM/ and a new line of value-priced 4.8V vehicles that come complete with battery pack and charger.

Matchbox (R)
--------

Matchbox(R) is among the Company's largest core brands. In 1995, Tyco is expanding this line to include Zero G/TM/, a new track system. Zero G/TM/ brings speed and excitement to the Matchbox brand by featuring low-friction, high-speed cars and a twisting aerodynamic track layout.

In addition, the Company is further developing the Matchbox Collectibles business in 1995 by adding new cars to the core line of vehicles, expanding the Harley-Davidson(R) line and introducing a line of action vehicles called Carnivores/TM/.

Large Dolls
-----------

The Company is among the market leaders in the large dolls category and, in 1995, will have four TV-advertised large dolls including a new version of 1994's My Newborn Nancy/TM/. Brand new for 1995 are Flower Magic Mary/TM/, which lets girls make flowers that stick to the doll's clothing, Surprise Hat Susie/TM/, a value-priced doll with lots of hair styling play-value, and Cathy's Cut 'n Curl Salon/TM/ which combines a doll with a salon playset.

In addition, Tyco is expanding its successful line of Kenya(R) African-American dolls with Color Me Kente Kenya/TM/, which allows girls to decorate Kenya's outfit to reflect the Kente clothes worn by West African royalty.

Magna Doodle(R)
---------------

Magna Doodle(R) continues to be the number one selling drawing toy worldwide. A new advertising campaign aimed at parents and a new 'try-me' package helped to increase Magna Doodle sales in 1994. The new Magna Doodle 3-in-1 Play Center lets children sit at a table-top desk with three board surfaces for doodling, drawing and playing with building blocks.

Electric Racing
---------------

Tyco continues to maintain a dominant market share in the electric racing category. For 1995, the Company is featuring two new TV-advertised race sets that will sell for about 20% less than comparable sets in prior years. Haunted Highway/TM/ is a set that features a monster's rolling eyeball as an obstacle. Super Cliff Hangers(R) is a new set with cars that race up a wall, upside down and through a loop. In addition, Tyco's line of X-Treme Racing/TM/ sets, featuring on-the-wall racing, will return in 1995 after a successful introduction last year.

Games
-----

Tyco's game business grew in 1994 based on the successful introduction of Fleas on Fred/TM/ and the continued strength of core games such as Toss Across(R), Rock 'em Sock 'em Robots(R), Jeopardy!(R), Wheel of Fortune(R), Magic 8 Ball(R), Rebound(R) and Kerplunk(R). In 1995, three new games are being introduced: B-Ball Jam/TM/, an exciting game of competitive dunking, Don't Bug Me/TM/, a frantic 'block the bug' action game and Love It or Hate It/TM/, an adult social interaction game invented and promoted by actress Daryl Hannah.

View-Master(R)
--------------

Tyco's View-Master(R) line of 3-D viewers continues to hold the dominant market share in this category. In 1995, new viewers featuring popular licenses such as Mighty Morphin Power Rangers/TM/, Casper and Batman join new story reels featuring the same licenses as well as Pocahontas, Gargoyles/TM/ and many classics from Disney and Sesame Street(R).

Looney Tunes(R)
---------------

The Company acquired the master toy license for Warner Bros.' popular Looney Tunes characters in 1994 and is adding to the line in 1995 with T-shirt Pals, which feature Bugs Bunny, Taz, Sylvester and Tweety in colorful T-shirts, a Taz backpack and an expanded line of talking plush.

Other Toys
----------

Boys' Toys

In 1995, the Company is introducing BattleTech(R), a new action figure line based on popular strategy board games, video games and a syndicated animated TV series. A full line of toys that is expected to appeal to girls as well as boys is also being introduced in 1995 based on the Steven Speilberg movie, Casper, scheduled for release Memorial Day weekend.

Girls' Toys

In 1995, the Company is introducing two new small doll lines. Fabulous Hair Friends/TM/ are one and a half inch dolls with eight inches of hair. The dolls come in sets of multiple interlocking dolls. Liddle Kiddles/TM/, two and a quarter inch dolls packed in their own wearable cases, were very popular in the '60s and '70s and return in 1995. Tyco's line of plush has continued to expand and in 1995, Playtime Puppies/TM/, Kitty Kitty Glamour Kittens/TM/ and Doodle Bear/TM/, a washable bear perfect for decorating or tatooing messages, will add to the popularity enjoyed by the Kitty Kitty Kittens(R) line. Also new in girls' toys is Sparkle Party/TM/, color change playsets with sparkling food, invitations, jewelry and more for making a surprise party or pizza party.

Activity Toys

Tyco's Doctor Dreadful/TM/ 'looks gross, tastes great' playsets were very successful in 1994, and an expanded line is back for 1995 featuring the Squeem Lab/TM/, Brain Juice Lab/TM/ and Ice Scream Machine/TM/. A more conventional cooking line is available with Tyco's Betty Crocker(R) Watch-It Bake(R) Oven and 3-Minute Ice Cream Maker(R). In addition, Tyco's line of science and crafts sets returns in 1995, while Scrunch 'n Wear/TM/, which allows girls to make the latest fashion hairwear, joins the Fashion Magic(R) girls' activity line.

TYCO INTERNATIONAL

In 1995, the Company's International subsidiaries will continue to market products developed by the Tyco U.S. business unit as well as, in select countries, third-party product such as Mighty Morphin Power Rangers/TM/, X-Men(R) and Gund(R) plush. The Company's International subsidiaries accounted for approximately 40% of 1994's consolidated sales.

TYCO PLAYTIME

In 1995, new Sesame Street(R) toys will be added to the historically popular line of Sesame Street products and will also be joined by a line of plush based on Looney Tunes Lovables/TM/, Warner Bros.' characters as toddlers. In addition, a new line of photographic and science-related toys will be marketed by Tyco Playtime under the Kodak(R) for Kids/TM/ brand. Other product sold on a direct import basis by Tyco Playtime are lower cost versions of popular Tyco brands such as Matchbox(R), Tyco electric racing sets and select Casper items.

Seasonality and Backlog

The toy industry is highly seasonal due to heavy consumer demand for toy products during the December holiday season. Traditionally, orders received by toy manufacturers in the first six months range between 65% to 90% of total calendar year orders, while shipments for that period represent 30% to 40% of the year's total. Due to these significant fluctuations, the results of operations for any quarterly period are not necessarily indicative of the results of operations for the full year.

The timing of orders is largely influenced by the degree of consumer demand for a product line, inventory levels at retailers, marketing strategies and overall economic conditions. The Company's fulfillment of its order backlog is dependent upon manufacturing capacity and the extent to which orders may be received and/or cancelled due to changes in consumer demand. There can be no assurance that cancellations will not reduce the amount of net sales realized from the fulfillment of backlog orders.

Design and Development

The Company is engaged in a continuing product development and packaging design program. The Company spent $17,519,000, $19,062,000 and $15,096,000 in the years ended December 31, 1994, 1993 and 1992, respectively, for this program. The Company employs its own designers, artists, model makers, and product engineers, and also utilizes independent inventors who submit their ideas and designs. Typically, the Company acquires exclusive rights to market such items under agreements which provide for royalty payments to the designer or inventor for varying periods.

Marketing and Distribution

The Company markets its products in the United States to large retail chains, wholesalers and independent retailers through full-time salesmen and several independent sales representative organizations. The Company markets its products internationally in various foreign countries through its subsidiaries and licensees. International sales accounted for approximately 40%, 41% and 24% of the Company's sales in the three years ended December 31, 1994, 1993 and 1992, respectively.

For the years ended December 31, 1994, 1993 and 1992, approximately 59%, 54% and 68%, respectively, of the Company's net sales were attributable to its ten largest customers. For the years ended December 31, 1994, 1993 and 1992, Toys "R" Us, Inc. (Toys "R" Us), a chain of retail toy stores, accounted for 27%, 24% and 31%, respectively, of Company revenues. During the three years ended December 31, 1994, Wal-Mart Stores, Inc. (Wal-Mart), a chain of discount stores, accounted for approximately 10%, 9% and 12%, respectively, of net sales. No other customer accounted for more than 10% of net sales during these periods. The Company's business would be adversely impacted in the event that it lost either Toys "R" Us or Wal-Mart as a customer. The Company believes, however, that its relationships with Toys "R" Us and Wal-Mart are good and it has no reason to expect such a development.

The primary competitive factors with respect to the Company's products are consumer identification, price, play-value and quality of manufacturing. The Company utilizes a high level of product promotion primarily through advertising in order to retain consumer recognition of, and commercial success for, its product lines. The Company's advertising program is similar to other companies in the toy industry in that most of its advertising budget is allocated to children-oriented television programming. In 1994, 1993 and 1992, the Company's expenditures for marketing, advertising and promotion were approximately 23%, 25% and 22% of net sales, respectively.

Trademarks

The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. In 1994, the most important of these were Tyco(R), View-Master(R), 9.6V Turbo(R), Matchbox(R), Doctor Dreadful/TM/, 6.0V Jet Turbo Triple Wheels/TM/, Scorcher(R) and Kenya(R), all of which are owned by the Company, and the licensed trademarks, Kitty Kitty Kittens(R), Looney Tunes(R), Python(R), Magna Doodle(R) and Harley-Davidson(R).

The principal trademarks used by Tyco Playtime include Playtime(R), Softies/TM/ and, Air Blasters(R), which are owned by the Company and the licensed trademarks Sesame Street(R), U.S. Sprint(R), and Stanley(R).

License agreements for certain trademarks require minimum guaranteed royalty payments over the term of the license. Reference is made to note eleven of the Notes to Consolidated Financial Statements.

Competition

The toy industry is highly competitive. Some of the Company's competitors are much larger firms which have greater financial resources than the Company.

The Company holds the leading market share in several of its product categories, including radio control vehicles, electric car racing, drawing toys, and 3-D viewers. Other major product categories in which the Company holds a significant market share include die-cast vehicles, plush, activity toys, action games and dolls.

Manufacturing and Suppliers

Products sourced by Tyco (Hong Kong) Ltd. are shipped to facilities of the Company or its licensees where they are packaged and/or distributed. The Company's radio control toy products are manufactured in the Orient exclusively by Taiyo Kogyo Co., Ltd., a company in which Tyco holds a 16% ownership interest. The View-Master product line is manufactured in Beaverton, Oregon and Sint-Niklaas, Belgium. The Matchbox product line is manufactured primarily by joint venture facilities in Thailand and the People's Republic of China. The Company's suppliers utilize manufacturing facilities located in China, Hong Kong and other Asian countries. The Company could be adversely affected by political or economic disruptions affecting businesses in or trade with such countries. The most favored nation (MFN) status for China was extended until June 1995. If the United States Congress were to override such extension or place significant conditions on MFN status for China or if such MFN status should terminate for any other reason, the result would be the imposition of burdensome duties on toys made in China and imported into the United States. The European Community has also imposed limitations on the importation of Chinese products. To date, such regulations have not materially affected the Company.

The Company believes that it has the ability to develop, over a period of time, adequate alternative sources for the products obtained from its present foreign suppliers should such alternative sources be required. However, if the Company is prevented from acquiring products from its joint venture partners and suppliers in the Far East, the Company's operations would be seriously disrupted, resulting in a significantly adverse financial impact. The Company maintains close contact with its subcontractors in Hong Kong, China, Singapore, Malaysia, Taiwan, Thailand and Indonesia through its employees in various Far East locations.

Packaging, plastics, and other raw materials essential to the production and marketing of toy products are currently in adequate supply. The Company does not anticipate shortages of raw materials in the foreseeable future.

Employees

As of December 31, 1994, the Company employed approximately 2,500 people, including approximately 1,300 in various foreign countries. In the opinion of management, the Company has good working relations with its employees.

Item 2. Properties

The Company leases a total of 1,821,000 square feet for its operations and administrative offices. The Company believes that its facilities are suitable for its business needs at the present time and for the immediate future.

Item 3. Legal

Reference is made to note eleven of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.

                                    Part II.

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "TTI".

The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices of the common stock as reported on the New York Stock Exchange.


                       1994             1993
                --------------  ----------------
     Quarter      High     Low     High      Low
     -------      ----     ---     ----      ---
     First      $9.750  $8.375  $13.875  $11.375
     Second      9.000   6.625   13.000   11.500
     Third       8.500   6.750   13.625   11.375
     Fourth      8.125   5.375   13.750    8.000

Holders

As of March 15, 1995, the number of shareholders of Tyco common stock was approximately 22,600.

Dividends

Total dividends declared on common stock during 1993 were $2,531,000. During 1994, the Company was unable to pay dividends on its common stock pursuant to restrictions under its principal credit facility. The new credit facilities entered into with General Electric Capital Corporation and affiliates on February 24, 1995 similarly restrict the Company's ability to pay cash dividends until the Company achieves a defined level of tangible net worth. Reference is made to note six of the Notes to Consolidated Financial Statements. The terms of the 6% Series B Voting Convertible Exchangeable Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of dividends by the Company.

Item 6. Selected Financial Data
(In thousands, except per share data)

The following table presents selected historical financial data for the Company. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto of the Company.


                                                             Year Ended December 31,
                                               ---------------------------------------------------
                                                   1994       1993       1992      1991      1990
                                               --------   --------   --------  --------  --------
Operating Data:
Net sales [1]                                  $753,098   $730,179   $768,589  $548,701  $461,207
                                               --------   --------   --------  --------  --------
Restructuring and other
  special charges [2]                             4,700     28,214      2,797     6,938    11,200
                                               --------   --------   --------  --------  --------
Operating income (loss)                             635    (56,914)    44,082    46,277    22,024
Interest and other expense, net                  32,108     26,426     13,946    19,083    19,333
Income (loss) before income taxes,             --------   --------   --------  --------  --------
  minority interest and extraordinary
  loss                                          (31,473)   (83,340)    30,136    27,194     2,691
Provision (benefit) for income taxes [3]          1,500    (13,400)    12,124     7,994     3,336
Minority interest                                     -          -          -         -    (3,996)
                                               --------   --------   --------  --------  --------
Income (loss) before extraordinary loss         (32,973)   (69,940)    18,012    19,200     3,351
Extraordinary item - net loss on retirement
  of debentures, net of tax benefit                   -          -          -       759         -
                                               --------   --------   --------  --------  --------
Net income (loss)                               (32,973)   (69,940)    18,012    18,441     3,351
Preferred stock dividends                         2,157          -          -         -         -
Net income (loss) applicable                   --------   --------   --------  --------  --------
  to common shareholders                       $(35,130)  $(69,940)  $ 18,012  $ 18,441  $  3,351
                                               --------   --------   --------  --------  --------

Net income (loss) per common share:
Primary:
  Income (loss) before extraordinary
    loss                                       $  (1.01)  $  (2.08)  $   0.60  $   1.14  $   0.25
  Extraordinary loss                                  -          -          -      0.04         -
                                               --------   --------   --------  --------  --------
  Net income (loss)                            $  (1.01)  $  (2.08)  $   0.60  $   1.10  $   0.25
                                               --------   --------   --------  --------  --------
Fully diluted:
  Income (loss) before extraordinary
    loss                                       $  (1.01)  $  (2.08)  $   0.60  $   0.97  $   0.25
  Extraordinary loss                                  -          -          -      0.03         -
                                               --------   --------   --------  --------  --------
  Net income (loss)                            $  (1.01)  $  (2.08)  $   0.60  $   0.94  $   0.25
                                               --------   --------   --------  --------  --------

  Dividends per common share                   $      -   $  0.075   $   0.10  $      -  $      -
                                               --------   --------   --------  --------  --------
  Weighted average shares outstanding:
    Primary                                      34,687     33,595     29,743    18,412    13,304
                                               --------   --------   --------  --------  --------
    Fully Diluted                                34,687     33,595     31,127    25,152    13,304
                                               --------   --------   --------  --------  --------

                                        As of December 31,
                         ------------------------------------------------
                           1994      1993      1992      1991      1990
                         --------  --------  --------  --------  --------
Balance Sheet Data:
Working capital          $124,352  $132,341  $212,616  $125,292  $ 77,463
Total assets              670,635   715,169   749,229   390,338   321,308
Short-term debt            78,996    84,222    29,664     5,027    20,492
Long-term obligations     146,851   179,771   198,865    91,017   119,079
Stockholders' equity      296,232   277,449   335,241   181,222    96,895

[1] See note one of the Notes to Consolidated Financial Statements of the Company.

[2] See note three of the Notes to Consolidated Financial Statements of the Company.

[3] See note nine of the Notes to Consolidated Financial Statements of the Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary
-------
Results of operations expressed as a percentage of net sales:


                                          Year Ended December 31,
                                         -------------------------
                                          1994      1993      1992
                                         -----     -----     -----
Net sales                                100.0%    100.0%    100.0%
Cost of goods sold                        59.1      59.8      58.5
                                         -----     -----     -----
Gross profit                              40.9      40.2      41.5
Marketing, advertising
     and promotion                        22.9      24.7      21.6
Selling, distribution and
     administrative expenses              16.4      18.5      13.3
Restructuring and other
 special charges                           0.6       3.9       0.4
Amortization of goodwill                   0.8       0.9       0.5
                                         -----     -----     -----
Total operating expenses                  40.7      48.0      35.8
                                         -----     -----     -----
Operating income (loss)                    0.2      (7.8)      5.7
Interest expense                           4.2       3.4       1.8
Foreign exchange loss                      0.4       0.5       0.1
Other income, net                         (0.3)     (0.3)     (0.1)
                                         -----     -----     -----
Income (loss) before income
 taxes                                    (4.1)    (11.4)      3.9
Provision (benefit) for income
 taxes                                     0.2      (1.8)      1.6
                                         -----     -----     -----
Net income (loss)                         (4.3)%    (9.6)%     2.3%
                                         -----     -----     -----


Results of Operations
---------------------

Year Ended December 31, 1994 vs. Year Ended December 31, 1993

Net sales were $753,098,000 in 1994 compared to $730,179,000 in 1993, an increase of $22,919,000 or 3.1%. The Company markets its toys through three separate business units: Domestic, International and Direct Import. In the Domestic unit, sales increased $32,786,000 or 9.7% to $369,977,000. Sales of activity toys, led by the new Dr. Dreadful product line, contributed to a majority of the sales increase. A 26% increase in Matchbox-related product, a 50% increase in games sales and a 6% increase in girls' toys also contributed to the sales growth. Within the girls' category, increases in plush product offset declines in the large doll and The Little Mermaid lines. International sales increased slightly in 1994 to $302,932,000 from $295,487,000 in the prior year. This increase was achieved as the Company continued its worldwide focus on development of its core product lines resulting in a 50% increase in radio control and a 30% increase in View-Master sales. These increases offset an approximate $60,000,000 aggregate decrease in promotional toy lines including The Incredible Crash Dummies, The Little Mermaid and Thunderbirds. The 1994 results also included approximately $20,000,000 of close-out sales as the Company focused on aggressive inventory reduction. Sales of the Company's Direct Import product lines were $80,189,000 in 1994, a $17,312,000 reduction from the 1993 level. Delays in the market availability of new products, primarily based upon the popular Sesame Street license, caused this sales decrease. However, by the fourth quarter of 1994, these delays were eliminated and sales during that quarter were approximately 6% above the comparable quarter in 1993.

Gross profit was $307,704,000 in 1994 compared to $293,538,000 in 1993, an increase of $14,166,000 or 4.8%, primarily due to higher sales volume in 1994. Gross profit as a percentage of net sales increased to 40.9% from 40.2% in 1993 as the higher margin Domestic business experienced a 5% increase which was substantially offset by a 5% decrease in International margins. Domestic percentage margins improved primarily as a result of lower obsolescence provisions reflected in 1994 results compared with higher obsolescence levels recorded in the prior year. Also contributing to the margin improvements was the 1994 introduction of the Dr. Dreadful product line. In the International business unit, approximately half of the 5% reduction in gross profit margin was related to the Company's inventory reduction program. The change in the product mix contributed to the remainder of the margin decrease. Direct Import 1994 gross profit as a percentage of net sales remained unchanged from 1993.

Total operating expenses in 1994 were $307,069,000, representing a more than $43,000,000 improvement over the prior year. Operating expenses, net of restructuring and other special charges, decreased by $19,869,000 despite a $22,919,000 increase in sales. This reduction reflects the Company's continued cost containment efforts. On a business unit basis, Domestic operating expenses remained virtually unchanged as a 4% increase in marketing, advertising and promotional costs required to support the 9.7% sales increase was offset by reduced selling and administrative expenses. Internationally, continued cost reduction and streamlining initiatives resulted in an 11% reduction in operating expenses. In the Direct Import business, a $6,400,000 improvement, or more than 20%, was achieved through a reduction in all operating expense categories.

During 1994, the Company recorded a $4,700,000 pre-tax charge related to additional costs to close its Italian subsidiary, including legal costs associated with the lawsuit filed by the former managing director of Tyco Italy against the Company (see note 11 of the Notes to Consolidated Financial Statements). In 1994, the Company entered into a five-year agreement with an Italian distributor to market the Company's products in Italy. The Company is entitled to minimum royalty payments in accordance with this agreement. During 1993, the Company recorded restructuring and other special charges aggregating $28,214,000, of which $22,238,000 were noncash in nature, including a $14,669,000 write-off of tooling assets. The restructuring plan was based upon consolidations of Company subsidiaries in Germany and Australia, the planned sale of the Company's Italian subsidiary, as well as the integration of the Playtime and Preschool operations in the U.S. and Hong Kong. The charges included an $8,511,000 write-off of tooling and intangibles in conjunction with the Playtime/Preschool reorganization, $2,497,000 for write-downs of inventories and equipment to estimated realizable values and facility consolidation costs totaling $2,281,000. Other special charges, totaling $13,525,000, included the write-down of obsolete tooling and the write-off of other assets predicated by management's decision in the fourth quarter to discontinue certain products and product lines. The 1993 results also reflected a $1,400,000 charge for severance in connection with reorganizing the Company's Direct Import business.

Interest expense increased $6,963,000 to $31,621,000 in 1994, reflecting increased bank interest associated with greater utilization of the Company's credit facilities and the payment of related bank amendment fees. Total average borrowings were $235,560,000 in 1994 with an average borrowing rate of 11.3% compared to average borrowings of $218,167,000 with an average interest rate of 11.1% in 1993.

Realized and unrealized losses on foreign currency transactions decreased to $3,138,000 in 1994 from $3,746,000 in the prior year. The 1994 loss, however, included approximately $2,000,000 from the devaluation of the Mexican peso in December 1994.

As of December 31, 1994, the Company has domestic net operating loss carryforwards of $45,900,000. These net operating loss carryforwards are available to reduce the Company's future taxable income and expire in the years 2008 and 2009. The Company also has net operating loss carryforwards of $47,500,000 related to preacquisition loss carryforwards of Matchbox. The Matchbox net operating losses are subject to an annual limitation and can only be used to offset taxable income of the Matchbox domestic companies. These net operating losses expire during the years 2001 through 2004.

Additionally, the Company's international operating subsidiaries have, in the aggregate, approximately $94,036,000 of tax loss carryforwards available at December 31, 1994. These tax losses are available to reduce the originating subsidiary's future taxable foreign income and have varying expiration dates.

The Company also has general business and foreign tax credit carryovers of $625,000 and $6,068,000, respectively. The Company's future federal income tax liability can be reduced by the general business tax credits through the year 2008 and by the foreign tax credits through the year 1999. These credits expire as follows (in thousands):

        Year of Expiration      General Business      Foreign
        ------------------      ----------------      -------
               1995                   $  -             $  120
               1996                      -                682
               1997                     24              1,338
               1998                     47              2,045
               1999                    112              1,883
           2000 to 2008                442                  -
                                      ----             ------
                                      $625             $6,068
                                      ----             ------

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if realization is more likely than not. Based on the weight of available evidence, management has concluded, more likely than not, that by taxing jurisdiction, the Company's future taxable income will be sufficient in the carryforward period to realize a tax benefit on certain of its temporary differences. Accordingly, the Company has recorded a benefit on that portion of its temporary differences, including net operating loss and tax credit carryforwards, which will, more likely than not, be realized prior to their expiration dates.

Management believes the Company's future taxable income will be at a level sufficient to fully utilize the 1994 and 1993 domestic net operating loss carryforwards, certain tax credit carryforwards and other temporary differences. Average annual pre-tax income (as adjusted for changes in temporary differences, certain permanent items, nonrecurring charges and other appropriate adjustments) for the four-year period ending December 31, 1994 averaged approximately $7,000,000. Using this $7,000,000 annual average as a base, future taxable income would be sufficient to realize the tax benefits represented by the net operating loss carryforwards, tax credit carryforwards and other temporary differences prior to their expiration.

Management believes that taxable income over a four-year period represents the cyclical pattern of the Company's core business. Historically, core products represented approximately 60% of Domestic and International sales. The Company's core business includes product lines with lives exceeding three years. These core products appear in the Company's product line from year to year in their base form with some modifications. During 1994, sales of core products approximated 70% of sales.

Realization of tax benefits is dependent upon the Company's ability to generate taxable income from the appropriate sources within the carryforward period established under the tax law. Estimated taxable income for 1994, adjusted for temporary differences, would have to grow at an average annual compound rate of approximately 10% in order to fully realize the tax benefits prior to expiration. Based on the Company's core product line and expanded non-core or promotional product line as well as the Company's prior history of earnings, management expects that the Company will be able to return to profitability. The Company's domestic subsidiaries have royalty arrangements with its international subsidiaries; as a result of recent growth in the International business, and anticipated future growth, management believes that increased royalty income will also contribute to future domestic profitability.

While management expects that the Company will be able to return to profitability, future levels of operating income are dependent upon general economic conditions, including competitive pressures on sales and profit margins, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated to allow full utilization of the net operating loss and tax credit carryforwards and other temporary differences. Management has considered these factors in reaching its conclusion that it is more likely than not that future operating income will be sufficient to utilize certain net operating loss and tax credit carryforwards and other temporary differences prior to their expiration.

Valuation allowances totaling $56,983,000 have been established due to management's analysis indicating that certain tax credit carryforwards and net operating loss carryforwards, which are limited under the income tax laws, may expire prior to their full utilization. The valuation allowances include $16,836,000 related to the preacquisition net operating losses of Matchbox. Any subsequently recognized benefits related to these net operating losses will be allocated to reduce goodwill.

The 1994 income tax provision of $1,500,000 versus the benefit of $13,400,000 recorded in 1993 reflects limitations on the utilization of income tax benefits attributable to foreign operations.

The reconciliation of the Company's income (loss) before taxes for financial statement purposes to domestic taxable income (loss) for the three years ended December 31, 1994 is as follows (in thousands):

                                                 1994        1993       1992
                                              -----------  ---------  ---------
Income (loss) before taxes                      $(31,473)  $(83,340)  $ 30,136
Differences between income (loss) before
 taxes for financial statement purposes
 and taxable income:
    Permanent differences                         15,752     14,608     12,894
    (Income) loss from subsidiaries not
     included in the consolidated tax return      18,174     42,022    (29,288)
    Net change in temporary differences           (3,601)   (30,813)         -
    Timing differences                                 -          -      3,428
    Net operating loss utilization                     -          -     (7,966)
    Stock option deductions                            -     (1,264)    (4,077)
                                                --------   --------   --------

Taxable income (loss)                           $ (1,148)  $(58,787)  $  5,127
                                                --------   --------   --------

The Internal Revenue Service has examined the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended August 31, 1987 through August 31, 1990 and has proposed an assessment to the Company, which the Company has elected to appeal. Management believes that the final outcome of this appeal will not materially affect the results of operations (including realization of net operating loss and tax credit carryforwards), financial condition or liquidity of the Company.

Additionally, the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended December 31, 1990 through December 31, 1992 are presently being examined by the Internal Revenue Service. While the final outcome of this examination is not determinable at this time, management of the Company believes that any proposed adjustments, if sustained, will not materially affect the financial condition, results of operations (including realization of net operating loss carryforwards) or liquidity of the Company.


Year Ended December 31, 1993 vs. Year Ended December 31, 1992

Net sales were $730,179,000 in 1993 compared to $768,589,000 in 1992, a decrease of $38,410,000 or 5.0%. The Company marketed its toys under five product categories: Boys' Toys, Girls' Toys, Activity Toys, International and Direct Import. Boys' Toys generated sales of $154,052,000 in 1993 compared to $183,317,000 in 1992, a decrease of $29,265,000 or 16.0%, primarily due to a significant decrease in sales of action figures, in particular The Incredible Crash Dummies line, and radio control products. Sales of Girls' Toys decreased $36,297,000 or 29.0% to $88,722,000 reflecting a sharp reduction in sales of Ariel, Disney's The Little Mermaid doll. Activity Toys sales decreased $54,973,000 or 36.8% to $94,417,000 in 1993, attributable primarily to a significant decrease in sales of drawing toys. International sales continue to expand and increased $112,918,000 or 61.8% to $295,487,000 in 1993. Matchbox
which was acquired in October 1992, along with foreign subsidiaries established in 1992, contributed sales for the full year in 1993. During 1993, the Company opened additional subsidiaries in Austria, Switzerland and New Zealand and acquired a 75% interest in the Company's Mexican distributor, Ensueno. Direct Import sales decreased $30,793,000 or 24.0% to $97,501,000 due principally to sharply lower sales of Playtime products as well as increased competition for preschool products. Effective January 1, 1994, the Playtime and Preschool subsidiaries were merged in the U.S. and Hong Kong to form Tyco Playtime and Tyco Asia, respectively.

Gross profit was $293,538,000 in 1993 compared to $318,896,000 in 1992, a decrease of $25,358,000 or 8.0%, primarily due to lower sales volume in 1993. Gross profit margins decreased to 40.2% from 41.5% last year due to lower sales of high margin products (such as The Incredible Crash Dummies and The Little Mermaid) together with higher obsolescence provisions, offset in part by lower defective return rates.

Total operating expenses were $350,452,000 in 1993, an increase of $75,638,000 or 27.5% from $274,814,000 in 1992. Marketing, advertising and promotional costs increased $14,718,000 and selling, distribution and administrative expenses increased $32,792,000 in 1993 reflecting additional operating costs of the newly-established foreign sales and marketing subsidiaries. Amortization of goodwill for 1993 increased $2,711,000 to $6,476,000 in connection with additional goodwill recorded as part of the 1992 acquisitions of Matchbox and Illco (referred to as Tyco Preschool). During the fourth quarter of 1993, the Company recorded restructuring and other special charges aggregating $26,814,000 of which $22,238,000 were noncash in nature including a $14,669,000 write-off of tooling assets. The restructuring plan involved the consolidation of the Company's subsidiaries in Germany and Australia, the planned 1994 sale of the Company's Italian subsidiary as well as the merger of the Playtime and Preschool divisions in the U.S. and Hong Kong. The charges include an $8,511,000 write-off of tooling and intangibles in conjunction with the Playtime/Preschool reorganization, $2,497,000 for write-downs of inventories and equipment to estimated realizable values and facility consolidation costs totaling $2,281,000. Other special charges totaling $13,525,000 include the write-down of obsolete tooling and the write-off of other assets predicated by management's decision in the fourth quarter to discontinue certain products and product lines. The third quarter of 1993 reflected a $1,400,000 restructuring charge for severance in connection with reorganizing the Company's Direct Import business. Total operating expenses expressed as a percentage of net sales increased significantly to 48.0% in 1993 compared to 35.8% in 1992 due primarily to additional operating costs incurred by the newly-established foreign subsidiaries and restructuring and other special charges.

Interest expense increased $10,461,000 to $24,658,000 in 1993, reflecting a full year of interest in 1993 on $126,500,000 of Senior Subordinated Notes issued in August 1992, in addition to greater utilization of the Company's credit facilities. Total average debt was $218,167,000 in 1993 with an effective interest rate of 11.1% compared to total average debt of $81,909,000 with an effective interest rate of 11.3% in 1992.

Income tax expense (benefit) as a percentage of pre-tax earnings (loss) decreased in 1993 to 16.1% from 40.2% in 1992 reflecting limitations on the utilization of income tax benefits.


Financial Condition and Liquidity
---------------------------------

Year Ended December 31, 1994 vs. Year Ended December 31, 1993

For the year ended December 31, 1994, cash and cash equivalents decreased $1,560,000 to $30,476,000. The Company significantly reduced receivables and inventories throughout 1994, providing $46,521,000 of cash which offset the 1994 loss of approximately $33,000,000 and contributed to the $18,273,000 generation of cash from operating activities. Financing activities included the issuance of 6% Series B Voting Convertible Exchangeable Preferred Stock (Preferred Stock) which generated net proceeds of $47,000,000. These proceeds, along with the cash generated by operations, were used to fund capital expenditures and to repay $40,685,000 of debt, primarily the term-loan portion of the NationsBank Credit Facility. Capital expenditures of $21,158,000 and $29,731,000 for the years ended December 31, 1994 and 1993, respectively, represented purchases of tooling, machinery and equipment and improvements primarily for the Company's manufacturing facilities. The effect of foreign exchange rate translation for the year ended December 31, 1994 accounted for a $5,777,000 reduction in cash.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under foreign lines of credit and the new credit facilities entered into with General Electric Capital Corporation and affiliates in February and March 1995, and proceeds from potential equity or debt offerings. The Company believes that its new credit facilities, existing foreign facilities, and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Dividends

Total dividends declared on common stock during 1993 were $2,531,000. During 1994, the Company was unable to pay dividends on its common stock pursuant to restrictions under its existing bank credit facility. The New Credit Facilities entered into with General Electric Capital Corporation and affiliates on February 24, 1995 similarly restrict the Company's ability to pay cash dividends on common stock until the Company achieves a defined level of tangible net worth. Reference is made to note six of the Notes to Consolidated Financial Statements. The terms of the Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of common stock dividends by the Company.

During 1994, the Company was, however, able to issue additional shares of Preferred Stock in lieu of cash dividends on such preferred shares. Preferred Stock dividends totalled $2,157,000 in 1994.


Commitments

Guaranteed Royalties

The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. For the years ended December 31, 1994, 1993 and 1992, the Company incurred $33,079,000, $33,036,000 and $8,940,000 in royalty expense, respectively. Certain license agreements require minimum guaranteed royalty payments over the term of the license. At

December 31, 1994, the Company was committed to pay total minimum guaranteed royalties aggregating $58,352,000 which are payable as follows: 1995 - $10,890,000; 1996 - $7,967,000; 1997 - $7,185,000; 1998 - $6,470,000; 1999 -
$6,490,000; and thereafter - $19,350,000.

Guaranteed Purchases

In the ordinary course of business, the Company has entered into guaranteed purchase agreements with certain suppliers to ensure the timely delivery and availability of product. As of December 31, 1994, the Company was committed for purchases aggregating $12,214,000 from its suppliers.

Commitment to Acquire Ensueno-Tyco Interest

In accordance with the Purchase Agreement dated April 30, 1993, the 25% owners of Ensueno-Tyco have elected to sell such interest to Tyco for the sum of approximately $1,100,000. This transaction is expected to be completed by the end of the first quarter of 1995.

Foreign Exchange Risk Management

The primary focus of the Company's foreign exchange risk management program is to reduce earnings volatility due to foreign exchange rate fluctuations. In accordance with this policy, the Company enters into foreign currency forward exchange contracts and options as hedges of inventory purchases, sales and various other intercompany transactions.

At December 31, 1994, the Company has outstanding foreign currency forward exchange contracts totaling $7,400,000 to purchase U.S. dollars. In February and March 1995, the Company entered into $83,000,000 of forward currency options which primarily provide for the sale of foreign currencies. The principle currencies being hedged are the Belgium franc, British pound, Australian dollar and Canadian dollar. The options expire within twelve months. The total cost of acquiring these currency options was approximately $1,000,000.

Legal Proceedings

Italian Litigation

The former managing director of the Company's Italian sales and marketing subsidiary initiated two court actions against the Company in Italy as the result of the Company's previously announced decision to close or sell the subsidiary. One action, alleging violations of Italian employment laws and regulations, has been dismissed. The second action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and has prevented the completion of the announced sale of the subsidiary to Giochi Preziosi S.A., an Italian toy distributor. The Company's Italian subsidiary has been closed and is in the process of being liquidated. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation; therefore, the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity.


Lego Litigation

Tyco Industries, Inc. (Tyco Industries), a wholly-owned subsidiary of the Company, has been a defendant in proceedings in Italy and in the Federal Court of Canada in which Interlego A.G. (Lego) has asserted unfair competition claims. The Company received a favorable ruling in the Italian proceedings and in the appeal taken by Lego. The parties have reached an agreement for the dismissal of all these proceedings.

Shareholder Suits

In October 1994, the U.S. District Court in New Jersey entered judgment in favor of the Company in litigation filed in 1992 on behalf of the stockholders alleging violations of federal securities laws. The plaintiff has appealed this judgment.

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

U.S. Customs

In 1992, the U.S. Customs Service issued a penalty notice of an assessment for lost duty in the amount of $1,500,000, penalties for gross negligence of $5,800,000, and penalties for fraud of $5,600,000. All of the claims arise from activities of the Company's View-Master subsidiary for periods prior to its acquisition by the Company in 1989. Management and the Company's outside counsel are of the opinion that the Company has legal and factual defenses to the penalty claims made by the U.S. Customs Service, and that the outcome of the proceedings relating to these claims, which proceedings may be protracted, are not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company.

Environmental Litigation

Tyco Industries is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the landfill, Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter, homeowners near the GEMS Landfill have filed class action claims against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In management's opinion, there are meritorious factual and legal defenses to these claims. In the third matter, the New Jersey Department of Environmental Protection is asserting claims for remediation expenses at a different site in Sewell, New Jersey used as a waste transfer station by the same transporter involved in the other two matters.

In the opinion of management of the Company and its outside counsel, none of these three matters is likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in these matters.

Other Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

Inflation

The effect of inflation on the Company's operations during 1994 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

Item 8. Financial Statements and Supplementary Data


                                                        Page
                                                        ----

Independent Auditors' Report                            F-1

Consolidated Balance Sheets
December 31, 1994 and 1993                              F-2

Consolidated Statements of Operations
Years ended December 31, 1994, 1993 and 1992            F-3

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1994, 1993 and 1992            F-4

Consolidated Statements of Cash Flows
Years ended December 31, 1994, 1993 and 1992            F-5

Notes to Consolidated Financial Statements         F-6 to F-23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                   Part III.

Items 10, 11, 12 and 13.

Pursuant to Instruction G of Form 10-K, the definitive proxy statement for the 1994 Annual Meeting of Stockholders of Tyco Toys, Inc. to be held May 11, 1995 is hereby incorporated by reference.

                                    Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1).  Financial Statements                                   Page
                                                                ----
Independent Auditors' Report                                     F-1
Consolidated Balance Sheets as of December 31, 1994
 and 1993                                                        F-2
Consolidated Statements of Operations for the
 Three Years Ended December 31, 1994                             F-3
Consolidated Statements of Stockholders' Equity
 for the Three Years Ended December 31, 1994                     F-4
Consolidated Statements of Cash Flows for the
 Three Years Ended December 31, 1994                             F-5
Notes to Consolidated Financial Statements                F-6 to F-23

(a)(2).  The Financial Statement Schedules
          For the Three Years Ended December 31, 1994
         Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements and Notes thereto.


(a)(3).  Exhibits

3.1          Restated Certificate of Incorporation of the Company
3.1a Certificate Of Designation of Preferred Stock issued to First Chicago Investment Corporation and
             Madison Dearborn Partners VII (1)
3.1b         Certificate of Designation of Series B Voting Convertible
             Exchangeable Preferred Stock (dated April 14, 1994)
3.2          By-Laws of the Company (2)
4.1 Rights Agreement dated as of September 8, 1988 between the Company and Manufacturers Hanover Trust Company relating to Preferred Stock
             Rights Plan (3)
4.2 Form of Indenture dated as of August 15, 1992 between the Company and NationsBank of Virginia, N.A., as Trustee, as amended as of October 17, 1992 (9)
4.3          Supplemental Indenture dated as of June 8, 1993, among the Company,
             NationsBank of Virginia, N.A. as Trustee and certain subsidiaries of the Company as Additional Guarantors
4.4          Supplemental Indenture dated as of October 7, 1993 among the
             Company, NationsBank of Virginia, N.A. as Trustee, and certain subsidiaries of the Company as additional Guarantors
4.5 Agreement of Successorship dated as of January 14, 1994 among the Company, NationsBank of Virginia, N.A. as resigning trustee and Bankers' Trust Company as successor trustee

4.6          Agreement of Purchase dated as of July 18, 1991 between the
             Company, First Chicago Investment Corporation and Madison Dearborn
             Partners IV (5)
4.7          Warrant Agent Agreement between the Company and American Stock
             Transfer and Trust Company, dated November 30, 1988 (4)
10.1         Credit Agreement dated as of June 3, 1992 among the Company and certain other subsidiaries as Guarantor, and Tyco Industries, Inc.
             as Borrower, and NationsBank, N.A. as Agent for the Banks named therein, as amended as of October 2, 1992 (9)
10.2         Letter of Waiver dated February 5, 1993 between the Company and
             NationsBank N.A. and other banks to the Company (9)
10.3         Letter of Waiver dated November 12, 1993 from NationsBank of North
             Carolina, N.A. and other banks to the Company
10.4         Letter of Waiver dated January 31, 1994 from NationsBank of North
             Carolina, N.A. and other banks to the Company
10.5         Amendment Agreement and letter dated February 10, 1994 between the
             Company and NationsBank of North Carolina, N.A. and other banks.
10.6         Credit Agreement dated as of October 2, 1992 between Midlantic
             National Bank and Matchbox International (USA) Ltd. as Borrower
             and certain affiliated corporations as Guarantors (9)
10.7         Agreement of Amendment and Consent dated as of February 5, 1993 between Midlantic National Bank and Matchbox International (USA)
             Ltd. as borrower and certain affiliated corporations as Guarantors
             (9)
10.11        Lease dated September 21, 1992 between Tyco Industries, Inc. and
             6000 Midlantic Associates, L.P.
10.12        Lease Amendments dated November 16, 1992, December 18, 1992,
             January 25, 1993 and February 1, 1993 between Tyco Industries,
             Inc. and 6000 Midlantic Associates, L.P. (9)
10.13        Lease Agreement dated March 9, 1990 between Harbour City
             Management Limited and Tyco (Hong Kong) Limited (5)
10.14        Amendment to lease dated June 16, 1993 between Tyco Industries,
             Inc. and 6000 Midlantic Drive Associates, L.P.
10.15        Lease dated March 23, 1992 between GP Portland Limited
             Partnership I and Tyco Manufacturing Corp. (9)
10.16        Lease Agreement dated December 9, 1993 between Tyco Preschool Ltd.
             and Harrison Leasing Limited for the 13th floor, World Shipping
             Centre, Harbour City, Hong Kong.
10.17        Lease Agreement dated December 9, 1993 between Tyco Playtime (HK)
             Limited and Harrison Leasing Limited for the 12th floor, World
             Shipping Centre, Harbour City, Hong Kong.
10.21        Employment Agreement dated as of January 1, 1992 by and between
             Tyco Industries, Inc. and Richard E. Grey (5)
10.22        Employment Agreement dated as of January 1, 1992 between Tyco
             Industries, Inc. and Harry J. Pearce (5)
10.24        Consulting Agreement dated as of June 3, 1992 between Illco Toy
             Co., USA, Inc. and Marty Scheman (9)

10.25        Employment Agreement dated as of January 24, 1994 between Tyco
             Industries, Inc. and Karsten Malmos
10.26        Employment Agreement dated January 24, 1994 between Tyco
             Industries, Inc. and James A. Lenell
10.27        Employment Agreement dated January 24, 1994 between Tyco
             Industries, Inc. and Jay Kahan
10.29        Employment Agreement dated as of January 24, 1993 between Tyco
             Industries, Inc. and B. James Alley
10.30        Agreement dated February 1, 1994 between Tyco Industries and Arnold
             Thaler
10.31        Asset Purchase Agreement dated September 10, 1990 between Tyco
             Toys, Inc., TNI Inc., Playtime Electronics Limited, Playtime
             Products, Inc., and Stanley Cohen (2)
10.31a       Amendment Agreement dated October 31, 1990 between Tyco Toys, Inc.,
             Playtime Acquisition Corp., Wide Frank Limited, Nasta
             International, Inc., and Playtime Products, Inc., Playtime
             Electronics Limited and Stanley Cohen (2)
10.33        Agreement of Purchase dated as of April 30, 1993 between the
             Company and Jaime Kopchinsky
10.34        Agreement of Amalgamation between Universal Matchbox Group Limited and the Company dated as of July 13, 1992 (9)
10.35        Agreement of Purchase between Illco Toy Company USA, Ltd. and the
             Company dated as of June 3, 1992 (9)
10.36        Agreement of Purchase dated as of November 17, 1992 between and among Tyco Toys, Inc., Croner Trading Pty. Ltd., Len Hunter Trading
             Co. Pty. Ltd., J.V.H. Pty. Ltd. and John Victor Hunter and Pamela
             Jean Hunter
10.37        Agreement and Plan of Merger dated as of May 22, 1989 among the
             Company, VMIG Acquisition Corporation and View-Master Ideal Group,
             Inc. (7)
10.38        Agreement and Plan of Merger dated as of September 18, 1990, between Tyco Toys, Inc., TNI, Inc., and Nasta International, Inc.
             (8)
10.39        Incentive Stock Option Plan of the Company (3)
10.40        1992 Non-Qualified Stock Option Plan of the Company
10.41        Agreement of Purchase dated as of July 19, 1991 between the Company and Benson A. Selzer, John A. Selzer and Geoffrey T. Selzer (5)
10.42        Term Loan Agreement dated December 15, 1986 between Nasta Far East,
             Ltd. and Tyco (Hong Kong) Limited (6)
10.43        Employment Agreement dated as of October 3, 1994 between Tyco
             Industries and Gary Baughman
10.44        Employment Agreement dated July 27, 1994 between Tyco Industries and Richard E. Grey
10.45        Employment Agreement dated July 27, 1994 between Tyco Industries and Harry J. Pearce


10.46        Credit Agreement dated February 24, 1995 among Tyco Manufacturing,
             Inc. and Tyco Distribution Corp., as borrowers, and General
             Electric Capital Corporation, as lender
10.47        Receivables Transfer Agreement dated February 24, 1995 among Tyco
             Industries, Inc., Tyco Funding Corporation I, Inc., and Tyco
             Funding Corporation II, Inc.
10.48        Receivables Funding Agreement dated February 24, 1995 among Tyco
             Funding Corporation I, Inc., Tyco Funding Corporation II, Inc.,
             Redwood Receivables Corporation and Financial Security Assurance,
             Inc.
10.49        Credit Agreement dated February 24, 1995 among Tyco Toys (Canada),
             Inc., as borrower, and Royal Bank of Canada and General Electric
             Capital Corporation (Canada), as lenders.
10.50        Credit Agreement dated March 13, 1995 among Tyco Toys (U.K.) Ltd.
             and Matchbox Toys (U.K.) Ltd. as borrowers, and Lloyd's Bank and
             General Electric Capital Corporation, as lenders.
10.51        Stock Purchase Agreement dated April 15, 1994 among Tyco Toys,
             Inc., Corporate Partners, L.P., Corporate Offshore Partners, L.P.,
             the State Board of Administration of Florida, and Corporate
             Advisors, L.P. (     )
10.52        Registration Rights Agreement dated April 15, 1994 among Tyco Toys,
             Inc., Corporate Partners, L.P., Corporate Offshore Partners, L.P.,
             and The State Board of Administration of Florida. (     )
11           Computation of Earnings Per Share Data
22           Subsidiaries of the Company
24.1         Consent of Deloitte & Touche LLP

(1) Incorporated by reference to Exhibit 4.5 to Post Effective Amendment No. 1 on Form S-3 to the Company's Registration Statement on Form S-1 (File No. 33-24222), filed with the Securities and Exchange Commission on August 15, 1991.
(2) Incorporated by reference to the Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 as filed with the Securities and Exchange Commission on March 31, 1991.
(3) Incorporated by reference to the Exhibit of the same number to Amendments No. 1 and 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-24222, as filed with the Securities and Exchange Commission on November 17 and 30, 1988.
(4) Exhibit 4.3 incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 31, 1989.
(5) Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1992.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as filed with the Securities and Exchange Commission on March 31, 1987.
(7)  Incorporated by reference to Exhibit (C)(4) to Amendment No. 2 to the
     Schedule 13E-3 filed by Tyco Toys, Inc., TNI, Inc., and Nasta International, Inc. with the Securities and Exchange Commission on September 19, 1990.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 30, 1993.

(b).  Reports on  Form 8-K
      --------------------

      None.

(c).  Exhibits
      --------

      See (a) (3) above.

(d).  Financial Statement Schedules
      -----------------------------

      See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TYCO TOYS, INC.
                              ---------------
                              (Registrant)


                              By________________________
                                Richard E. Grey
                                Chairman of the Board,
                                Chief Executive Officer and Director
                                March 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


______________________________           ______________________________
Richard E. Grey                          Harry J. Pearce
Chairman of the Board,                   Vice Chairman, Chief Financial Officer,
Chief Executive Officer, and Director    and Director
March 29, 1995                           March 29, 1995


____________________________
Gary Baughman
President, Chief Operating Officer
and Director
March 29, 1995


______________________________           ______________________________
Arnold Thaler                            Ariel Gratch
Director                                 Director
March 29, 1995                           March 29, 1995


______________________________           ______________________________
Alan Vituli                              Joel M. Handel
Director                                 Director
March 29, 1995                           March 29, 1995


______________________________           ______________________________
John A. Canning, Jr.                     Jerome I. Gellman
Director                                 Director
March 29, 1995                           March 29, 1995


______________________________           ______________________________
Timothy J. Danis                         Dr. LaSalle D. Leffall, Jr.
Director                                 Director
March 29, 1995                           March 29, 1995


______________________________           ______________________________
David B. Golub                           Jonathan H. Kagan
Director                                 Director
March 29, 1995                           March 29, 1995

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tyco Toys, Inc.
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Tyco Toys, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco Toys, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in the notes to the financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 9, 1995, except for Note 6, as to which the date is March 13, 1995.

                                Tyco Toys, Inc.
                          Consolidated Balance Sheets
                        As of December 31, 1994 and 1993
                      (in thousands, except share amounts)

                                                             1994         1993
                                                             ----         ----
ASSETS
------
Current assets
 Cash and cash equivalents (note 1)                      $ 30,476     $ 32,036
 Receivables, net (note 4)                                211,400      219,232
 Inventories, net (note 1)                                 66,284       93,902
 Prepaid expenses and other current assets                 24,389       27,187
 Deferred taxes (note 9)                                   17,231       16,489
                                                         --------     --------
   Total current assets                                   349,780      388,846
Property and equipment, net (note 1)                       47,240       50,182
Goodwill, net of accumulated amortization (notes 1
 and 2)                                                   231,292      235,824
Deferred taxes (note 9)                                    23,732       25,635
Other assets                                               18,591       14,682
                                                         --------     --------
     Total assets                                        $670,635     $715,169
                                                         --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Notes and acceptances payable (note 6)                  $ 57,531     $ 68,963
 Current portion of long-term debt (note 7)                21,465       15,259
 Accounts payable                                          51,325       62,602
 Accrued expenses and other current liabilities
  (note 5)                                                 95,107      109,681
                                                         --------     --------
   Total current liabilities                              225,428      256,505
Long-term debt (note 7)                                   146,851      179,771
Other liabilities                                           2,124        1,444
Commitments and contingencies (notes 9, 10 and 11)
Stockholders' equity (notes 6, 7, 8 and 9)
 Preferred stock, $.10 par value, $1,050 liquidation
  value per share, 1,000,000 shares authorized; 49,055 shares issued
    and outstanding in 1994                                     5            -
 Common stock, $.01 par value, 50,000,000 shares
  authorized; 34,893,516 and 34,847,316 shares issued in 1994
    and 1993                                                  349          348
 Additional paid-in capital                               343,213      294,499
 Retained earnings (accumulated deficit)                  (27,832)       7,298
 Treasury stock, at cost; 175,590 shares                   (1,595)      (1,595)
 Cumulative translation adjustment                        (17,908)     (23,101)
                                                         --------     --------
   Total stockholders' equity                             296,232      277,449
                                                         --------     --------
     Total liabilities and stockholders' equity          $670,635     $715,169
                                                         --------     --------


See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                     Consolidated Statements of Operations
              For the Years Ended December 31, 1994, 1993 and 1992
                    (in thousands, except per share amounts)


                                             1994           1993          1992
                                             ----           ----          ----
Net sales                                $753,098       $730,179      $768,589
Cost of goods sold                        445,394        436,641       449,693
                                         --------       --------      --------

Gross profit                              307,704        293,538       318,896

Marketing, advertising and
 promotion                                172,462        180,815       166,097
Selling, distribution and
 administrative expenses                  123,622        134,947       102,155
Restructuring and other special
 charges (note 3)                           4,700         28,214         2,797
Amortization of goodwill                    6,285          6,476         3,765
                                         --------       --------      --------

Total operating expenses                  307,069        350,452       274,814
                                         --------       --------      --------

Operating income (loss)                       635        (56,914)       44,082

Interest expense                           31,621         24,658        14,197
Foreign currency loss                       3,138          3,746           765
Other income, net                          (2,651)        (1,978)       (1,016)
                                         --------       --------      --------

Income (loss) before income taxes         (31,473)       (83,340)       30,136

Provision (benefit) for income
 taxes (note 9)                             1,500        (13,400)       12,124
                                         --------       --------      --------

Net income (loss)                         (32,973)       (69,940)       18,012

Preferred stock dividends                   2,157              -             -
                                         --------       --------      --------

Net income (loss) applicable to
 common shareholders                     $(35,130)      $(69,940)     $ 18,012
                                         --------       --------      --------

Net income (loss) per common
 share (notes 1, 7 and 8):
 Primary                                 $  (1.01)      $  (2.08)     $   0.60
 Fully diluted                           $  (1.01)      $  (2.08)     $   0.60

Weighted average number of
 common shares outstanding:
 Primary                                   34,687         33,595        29,743
 Fully diluted                             34,687         33,595        31,127

Dividends per common share               $      -       $  0.075      $   0.10


See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1994, 1993 and 1992
                       (in thousands, except share data)

                               Preferred
                                 Stock          Common Stock     Additional  Retained    Treasury Stock     Cumulative
                             --------------  ------------------  Paid - In   Earnings  -------------------  Translation
                             Shares  Amount    Shares    Amount   Capital   (Deficit)   Shares     Amount   Adjustment      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1991                             -      $-  19,700,226    $197    $117,556  $ 64,611  (175,590)  $(1,595)     $    453    $181,222

Exercise of stock options         -       -     382,700       4       2,215         -         -         -             -       2,219
Exercise of warrants              -       -   2,887,918      29      23,183         -         -         -             -      23,212
Conversion of debentures          -       -   6,111,892      61      75,184         -         -         -             -      75,245
Issuance of stock to
 acquire Matchbox                 -       -   2,922,608      29      51,826         -         -         -             -      51,855
Foreign currency
 translation adjustment           -       -           -       -           -         -         -         -       (15,123)    (15,123)
Common stock dividends            -       -           -       -           -    (2,854)        -         -             -      (2,854)
Tax benefit from exercise
 of stock options                 -       -           -       -       1,453         -         -         -             -       1,453
Net income                        -       -           -       -           -    18,012         -         -             -      18,012
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31,
 1992                             -       -  32,005,344     320     271,417    79,769  (175,590)   (1,595)      (14,670)    335,241

Exercise of stock options         -       -     170,500       1         611         -         -         -             -         612
Exercise of warrants              -       -   2,671,472      27      22,017         -         -         -             -      22,044
Foreign currency
 translation adjustment           -       -           -       -           -         -         -         -        (8,431)     (8,431)
Common stock dividends            -       -           -       -           -    (2,531)        -         -             -      (2,531)
Tax benefit from exercise
 of stock options                 -       -           -       -         454         -         -         -             -         454
Net loss                          -       -           -       -           -   (69,940)        -         -             -     (69,940)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31,
 1993                             -       -  34,847,316     348     294,499     7,298  (175,590)   (1,595)      (23,101)    277,449

Exercise of stock options         -       -      46,200       1         208         -         -         -             -         209
Issuance of preferred stock  47,619       5           -       -      46,995         -         -         -             -      47,000
Preferred stock dividends     1,436       -           -       -       1,511    (2,157)        -         -             -        (646)
Foreign currency
 translation adjustment           -       -           -       -           -         -         -         -         5,193       5,193
Net loss                          -       -           -       -           -   (32,973)        -         -             -     (32,973)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31,
 1994                        49,055      $5  34,893,516    $349    $343,213  $(27,832) (175,590)  $(1,595)     $(17,908)   $296,232
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                                  1994        1993         1992
                                                  ----        ----         ----
Cash Flows From Operating Activities:
Net income (loss)                             $(32,973)   $(69,940)   $  18,012
Adjustments to reconcile net income (loss)
  to net cash provided (utilized) by operating
  activities:
   Restructuring and other special charges           -       7,569            -
   Depreciation                                 24,566      24,837       14,050
   Amortization                                  7,594       6,973        3,842
   Non-cash interest expense                     1,468           -            -
   Deferred income tax provision (benefit)       1,161     (14,452)      (3,989)
   Increase (decrease) in allowance for bad
    debts, returns, markdowns, discounts and
    other receivable reserves                   (5,885)     (5,480)      18,623
   Increase (decrease) in allowance for
     obsolescence and other inventory reserves  (3,449)      2,974        7,178
Change in assets and liabilities, net of
  effects from acquisitions:
  (Increase) decrease in receivables            18,273      14,723      (61,006)
  (Increase) decrease in inventories            37,582         504       (8,351)
  Decrease in prepaid expenses and other
   current assets                                3,011       4,513        6,863
  Increase in other assets                      (3,957)     (1,803)      (1,062)
  Increase (decrease) in accounts payable      (13,354)     (3,893)      23,455
  Increase (decrease) in accrued expenses and
   other current liabilities                   (16,420)     (9,234)         876
  Increase in other liabilities                    656           -            -
                                              --------    --------    ---------
   Total adjustments                            51,246      27,231          479
                                              --------    --------    ---------
       Net cash provided (utilized) by
        operating activities                    18,273     (42,709)      18,491
Cash Flows From Investing Activities:
Disposition of property and equipment            1,433       6,319        1,590
Capital expenditures                           (21,158)    (29,731)     (22,239)
Acquisitions and earnout payments                 (855)     (6,343)    (196,256)
                                              --------    --------    ---------
       Net cash utilized by investing
        activities                             (20,580)    (29,755)    (216,905)
                                              --------    --------    ---------
Cash Flows From Financing Activities:
Issuance of Senior Subordinated Notes                -           -      126,500
Debt issuance costs                                  -           -       (4,000)
Repayment of long-term debt                    (30,052)    (10,827)      (2,197)
Increase in (repayment of) notes and
 acceptances payable, net                      (10,633)     52,022       40,086
Proceeds from issuance of preferred stock       50,000           -            -
Preferred stock issuance costs                  (3,000)          -            -
Proceeds from issuance of common stock, net        209      22,656       77,286
Dividends paid                                       -      (3,324)      (2,061)
                                              --------    --------    ---------
       Net cash provided by financing
        activities                               6,524      60,527      235,614
                                              --------    --------    ---------
Effect of exchange rate changes on cash         (5,777)     (7,208)      (5,028)
                                              --------    --------    ---------
       Net Increase (Decrease) in Cash
        and Cash Equivalents                    (1,560)    (19,145)      32,172
Cash and Cash Equivalents, Beginning of Year    32,036      51,181       19,009
                                              --------    --------    ---------
Cash and Cash Equivalents, End of Year        $ 30,476    $ 32,036    $  51,181
                                              --------    --------    ---------

Cash Payments During Year For:
  Interest                                    $ 30,863    $ 21,134    $   8,650
  Taxes                                          2,843       5,158       11,189

See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.

                   Notes to Consolidated Financial Statements

(1)  Summary of Accounting Policies
     ------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents primarily represent money market funds at December 31, 1994 and 1993 and are valued at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, net, consist of (in thousands):


                           December 31,
                         ----------------
                          1994     1993
                         -------  -------
Raw materials            $16,655  $27,836
Work-in-process            1,893    2,355
Finished goods            60,708   80,132
Less obsolescence and
    other reserves        12,972   16,421
                         -------  -------
                         $66,284  $93,902
                         -------  -------

Advertising

Media costs are deferred and charged to operations in the year in which the related product is released.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided on a straight-line basis over estimated useful lives which range from 10 to 50 years for buildings, 18 months to 10 years for machinery, equipment and fixtures, the lease term or life of improvements (whichever is less) for leasehold improvements and remaining lease term for assets under capital leases. Property and equipment, net, consist of (in thousands):


                                               December 31,
                                            ------------------
                                              1994      1993
                                            --------  --------
Property and equipment owned:
 Land and buildings, machinery,
  equipment, and fixtures                   $116,759  $118,381
 Leasehold improvements                       10,767    10,408
 Construction in progress                      9,458    13,853
                                            --------  --------
                                             136,984   142,642
 Less accumulated depreciation
  and amortization                            91,352    93,279
                                            --------  --------
   Net property and equipment owned           45,632    49,363
                                            --------  --------
Machinery, equipment, and fixtures under
  capitalized leases:
 Machinery, equipment, and fixtures            2,959     1,670
 Less accumulated amortization                 1,351       851
                                            --------  --------
   Net property under capitalized leases       1,608       819
                                            --------  --------

                                            $ 47,240  $ 50,182
                                            --------  --------

Goodwill

Costs in excess of net assets acquired are amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $22,731,000 and $16,446,000 at December 31, 1994 and 1993, respectively.

Deferred Costs

Patent and trademark costs are deferred and amortized over a period of 18 months. Deferred financing costs are amortized over the term of the related indebtedness.

Carrying Value of Noncurrent Assets

The Company evaluates the carrying value of noncurrent assets, including goodwill and other intangible assets, based upon current and anticipated undiscounted operating income which the Company has determined to be equivalent to undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future operating income will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value of the asset and its estimated fair market value.

Revenue Recognition

Sales are recorded as product is shipped, F.O.B. point of shipment. The Company provides for defective returns as a percentage of gross sales, based on historical experience.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated into the U.S. dollar at exchange rates at the balance sheet date. Income, expenses and cash flows are translated at exchange rates prevailing during the year. The resulting currency translation adjustments are accumulated in a separate component of stockholders' equity. The Company enters into forward exchange contracts to hedge against foreign currency fluctuations. Foreign currency transaction gains and losses are included in earnings for the period, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in stockholders' equity. Unrealized gains or losses on forward contracts which hedge identifiable foreign currency commitments are deferred and accounted for as part of the transaction. The Company does not speculate in foreign currencies.

Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see note 9).

Prior to 1993, the provision for income taxes, as prescribed in Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB 11), was based on income and expenses included in the accompanying Consolidated Statements of Operations. Differences between taxes so computed and taxes payable were classified as deferred taxes arising from timing differences.

The Company does not provide deferred federal income taxes on the undistributed earnings of its foreign subsidiaries since such earnings are not expected to be remitted to the Company in the foreseeable future. Federal income taxes are provided currently on that portion of undistributed foreign earnings required to be included in accordance with the U.S. tax laws.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Outstanding options, Convertible Subordinated Notes and convertible preferred stock were determined to be anti-dilutive for the years ended December 31, 1994 and 1993, as applicable, and were therefore excluded from the per share calculations. For the 1992 calculations, unexercised dilutive options and warrants were assumed to have been exercised at the beginning of the period or at the date of issuance, if later. The assumed proceeds were then assumed to be used to purchase common stock at the average market price during the period (or ending market price, if higher, for fully diluted purposes).

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

(2)  Acquisitions
     ------------

On June 3, 1992, the Company acquired the business of Illco Toy Co., U.S.A. and related entities (collectively referred to as Tyco Preschool). The initial acquisition price paid for Tyco Preschool was $52,100,000 in cash. On October 2, 1992, the Company acquired Matchbox for consideration totaling $106,000,000, consisting of $53,500,000 in cash and 2,923,000 shares of Tyco common stock. The Company accounted for the acquisitions of Tyco Preschool and Matchbox as purchases. The results of operations of Tyco Preschool and Matchbox have been consolidated with those of the Company since June 1992 and October 1992, respectively.

On an unaudited pro forma basis, reflecting the acquisitions of Tyco Preschool and Matchbox as if they had occurred on January 1, 1992, net sales of the Company for the year ended December 31, 1992 would have been $902,716,000 and net income would have been $4,215,000, or $0.13 per share.

(3)  Restructuring and Other Special Charges
     ---------------------------------------

During 1994, the Company recorded a $4,700,000 pre-tax charge related to additional costs to close its Italian subsidiary including legal costs associated with the lawsuit filed by the former managing director of Tyco Italy against the Company (see note 11). In 1994, the Company entered into a five-year agreement with an Italian distributor to market the Company's products in Italy. The Company is entitled to minimum royalty payments in accordance with this agreement.

During 1993, the Company recorded restructuring and other special charges aggregating $28,214,000, of which $22,238,000 were noncash in nature, including a $14,669,000 write-off of tooling assets. The restructuring plan was based upon consolidations of Company subsidiaries in Germany and Australia, the planned sale of the Company's Italian subsidiary, as well as the integration of the Playtime and Preschool operations in the U.S. and Hong Kong. The charges included an $8,511,000 write-off of tooling and intangibles in conjunction with the Playtime/Preschool reorganization, $2,497,000 for write-downs of inventories and equipment to estimated realizable values and facility consolidation costs totaling $2,281,000. Other special charges, totaling $13,525,000, included the write-down of obsolete tooling and the write-off of other assets predicated by management's decision in the fourth quarter to discontinue certain products and product lines. The 1993 results also reflect a $1,400,000 charge for severance in connection with reorganizing the Company's Direct Import business.

In 1992, the Company recorded a $2,797,000 restructuring charge, $1,846,000 net of tax, associated with costs to relocate certain of the Company's Hong Kong and United Kingdom facilities and to establish the Company's new domestic distribution facilities in Portland, Oregon.

(4)  Receivables, Net

Receivables, net, consist of (in thousands):

                                December 31,
                             ------------------
                                 1994      1993
                                 ----      ----
Trade receivables            $251,141  $262,330
Other receivables              11,040    13,568
Less:
  Doubtful accounts             6,312    11,201
  Returns, markdowns,
   discounts and other
   reserves                    44,469    45,465
                             --------  --------
                             $211,400  $219,232
                             --------  --------

In 1994, the Company wrote-off receivables and corresponding reserves established in prior years of approximately $8,800,000 related to certain customers.

(5)  Accrued Expenses and Other Current Liabilities
     ----------------------------------------------

Accrued expenses and other current liabilities consist of (in thousands):


                                             December 31,
                                           -----------------
                                            1994      1993
                                           -------  --------
Advertising                                $24,528  $ 30,847
Income taxes                                23,586    22,002
Royalties                                   13,558    16,164
Compensation                                 5,974     4,597
Taxes other than income                      4,679     6,595
Interest                                     6,861     6,103
Reserves for purchase accounting
    adjustments and restructuring costs      1,558    10,460
Other                                       14,363    12,913
                                           -------  --------
                                           $95,107  $109,681
                                           -------  --------

(6)  Notes and Acceptances Payable
     -----------------------------

In 1992, the Company, through a subsidiary, entered into a credit facility with a group of fifteen banks led by NationsBank of North Carolina, N.A. (the Credit Facility). The borrowings were secured by a lien on substantially all of the Company's domestic assets and were guaranteed by Tyco and certain of its other subsidiaries. The Credit Facility consisted of a $155,000,000 short-term revolving credit and a $55,000,000 term-reducing facility with quarterly installment payments of $3,400,000 which commenced in September 1993. During April 1994, the Company prepaid $14,300,000 of the term-reducing facility with part of the proceeds from the issuance of its preferred stock. As amended February 9, 1995, the expiration date was extended to February 24, 1995. The Company fully repaid its outstanding obligations under the Credit Facility at maturity. The Credit Facility provided for borrowings at various rates to a maximum of 3% over the prime rate. At December 31, 1994, total utilization of the Credit Facility included approximately $62,653,000 of borrowings ($20,300,000 of which represented the term-reducing facility) and $2,516,000 in letters of credit. At December 31, 1993, total utilization of the Credit Facility included $26,000,000 of short-term borrowings, $48,200,000 outstanding under the term loan and approximately $500,000 in letters of credit.

Under the terms of the Credit Facility, the Company was subject to customary covenants and conditions relating to maintenance of working capital and current ratios, net worth, consolidated debt, fixed charge coverage and profit levels. The Company was not in compliance with certain covenants at the end of the third and fourth quarters of 1994 and 1993 and obtained waivers and/or covenant revisions from the bank group. As of December 31, 1994, the Company was unable to pay dividends on its common stock pursuant to restrictions under the Credit Facility. The Company was permitted, however, to pay dividends on preferred stock.

In February and March 1995, the Company entered into $290,000,000 of new credit facilities (the New Credit Facilities). The New Credit Facilities consist of three separate three-year revolving credit facilities with General Electric Capital Corporation and affiliates in an aggregate amount of $90,000,000 and a $200,000,000 five-year receivables securitization facility arranged by General Electric Capital Corporation. Borrowings under the New Credit Facilities were used to refinance outstanding indebtedness under the Credit Facility and certain credit facilities of foreign subsidiaries.

The revolving credit facilities consist of up to $35,000,000 for certain domestic entities (of which up to $10,000,000 may be used for letters of credit), $20,000,000 for Tyco Canada, and $35,000,000 for the Company's subsidiaries in the United Kingdom (UK). Availability under the domestic revolving credit is based upon inventory, as defined, and availability under the foreign revolving credits is based upon an aggregate of eligible accounts receivable and inventory, as defined. The revolving credit facilities are secured by a lien on substantially all of the Company's domestic assets and are also guaranteed by certain foreign subsidiaries. Subject to the maximum commitment under each of these facilities, borrowings are permitted up to 60% of eligible inventory and, in the Canadian and UK agreements, up to 80% of eligible accounts receivable. Interest rates on borrowings are determined at the option of the borrower based on various indices, including LIBOR or bankers' acceptance rate, plus 2.5%.

Under the securitization facility, Tyco Industries and Tyco Manufacturing Corp. will sell and transfer substantially all of their accounts receivable to Tyco Funding I Corporation (TFC I) and Tyco Funding II Corporation (TFC II). These companies are newly-formed bankruptcy remote subsidiaries of Tyco Industries and will be consolidated in the financial statements of the Company. TFC I and TFC II purchase the accounts receivable with proceeds from their borrowings under a commercial paper facility (limited to a maximum of 75% of eligible accounts receivable, as defined) and certain deferred payments. The interest rate on the facility is the market rate for commercial paper plus 1.25%. The accounts receivable to be sold and/or transferred are solely the assets of TFC I or TFC II and are pledged as security for their borrowings. In the event of liquidation of TFC I or TFC II, the creditors of TFC I or TFC II would be entitled to satisfy their claims from the assets of TFC I or TFC II prior to any distribution to Tyco Industries.

Under the terms of the New Credit Facilities, the Company and its subsidiaries are (1) subject to covenants and conditions relating to the maintenance of net worth, fixed charge coverage and income; (2) restricted from incurring additional indebtedness or certain obligations and from acquiring any other entities, whether by asset purchase, merger or otherwise; (3) restricted in the ability to pay dividends on capital stock subject to certain limitations; and
(4) permitted to guarantee additional amounts of debt incurred by certain of its subsidiaries up to an aggregate of $70,000,000.

At December 31, 1994 and 1993, certain foreign subsidiaries of the Company have agreements with various banks which provide for credit extensions of approximately $76,000,000 and $96,000,000, respectively, in the aggregate, of which $58,600,000 and $52,442,000, respectively, was utilized. Borrowings under these agreements are subject to a variety of terms and conditions, including collateral requirements. These subsidiaries also had outstanding letters of credit aggregating $7,246,000 and $9,091,000, at December 31, 1994 and 1993, respectively.

(7)  Long-Term Debt

Long-term debt consists of (in thousands):

                                                 December 31,
                                              ------------------
                                                  1994      1993
                                                  ----      ----
Subordinated notes                            $141,468  $140,000
Term loan (note 6)                              20,300    48,200
Mortgage                                         4,656     4,859
Other                                            1,892     1,971
                                              --------  --------
                                               168,316   195,030
Less amounts due within one year                21,465    15,259
                                              --------  --------
                                              $146,851  $179,771
                                              --------  --------

In August 1992, the Company issued $126,500,000 of 10.125% Senior Subordinated Notes due 2002 with interest payable on February 15 and August 15. The Senior Subordinated Notes are guaranteed by Tyco Industries and certain of its subsidiaries.

On July 19, 1991, the Company issued $13,500,000 of 9% Convertible Exchangeable Preferred Stock to First Chicago Investment Corporation. In September 1991, First Chicago exchanged the Preferred Stock for $13,500,000 of 9% Convertible Subordinated Notes, effective as of July 19, 1991. Beginning January 1992, the interest rate on these Convertible Subordinated Notes was reduced to 7%. During 1994, $1,467,691 of additional Convertible Subordinated Notes were issued in lieu of interest payments. The Convertible Subordinated Notes, which are to be repaid in four equal annual payments commencing in 1998, are convertible at a price of $10 per share into 1,496,800 shares of common stock of the Company at December 31, 1994.

Long-term debt is payable subsequent to December 31, 1994 as follows: 1995 - $21,465,000; 1996 - $1,007,000; 1997 - $840,000; 1998 - $4,535,000; 1999 -
$4,219,000; and thereafter - $136,250,000.

(8)  Stockholders' Equity
     --------------------

Stock Option Plans

The Company has four stock option plans: 1985 Tyco Toys Incentive Stock Option Plan, 1986 Non-Qualified Stock Option Plan, 1986 Non-Qualified Stock Option Plan 2 and 1992 Non-Qualified Stock Option Plan. A total of 4,520,000 shares of common stock were originally reserved for issuance pursuant to options to be granted under these stock option plans. At December 31, 1994, there are 1,307,948 options available for grant. The plans provide for option grants at exercise prices not less than the closing market value as listed on the New York Stock Exchange on the date the option is granted, subject to adjustment for such changes as stock splits. Transactions involving the plans are summarized as follows:

                                      Number         Exercise Price
                                     of Shares          Per Share
                                     ---------     -------------------
Outstanding at December 31, 1991     1,367,728     $ 3.845  -  $15.030
  Granted                              685,000      14.690  -   17.500
  Exercised                           (379,148)      3.845  -   15.030
  Cancelled                             (5,500)     14.690
                                    ----------
Outstanding at December 31, 1992     1,668,080       4.500  -   17.500
                                    ----------
  Granted                               12,000      11.500  -   12.880
  Exercised                           (170,500)      4.500
  Cancelled                            (58,020)      7.190  -   15.030
                                    ----------
Outstanding at December 31, 1993     1,451,560       4.500  -   17.500
                                    ----------
  Granted                              991,762       7.375  -    9.000
  Exercised                            (46,200)      4.500
  Cancelled                         (1,198,094)      7.210  -   17.500
                                    ----------
Outstanding at December 31, 1994     1,199,028     $ 4.500  -  $17.500
                                    ----------

All of the options outstanding are available for exercise for each period presented. In 1994, new stock options were issued subject to the surrender and cancellation of certain outstanding stock options.

Long-Term Incentive Plan

On February 8, 1995, the Board of Directors of the Company approved the establishment of a new Long-Term Incentive Plan for certain senior executive managers of the Company. Under the Plan, the Company has authority to issue up to 2,000,000 restricted stock units (Restricted Stock Units) of the Company. This Plan is designed to supplement the 1992 Non-Qualified Stock Option Plan of the Company through the grant of Restricted Stock Units. Participants will be entitled to receive a prescribed number of shares of Company stock after seven years of continued employment. A participant's vesting of Restricted Stock Units can be accelerated if total return to shareholders exceeds targeted levels.

Preferred Stock

On April 15, 1994, the Company issued $50,000,000 of 6% Series B Voting Convertible Exchangeable Preferred Stock (Preferred Stock) to an investment group consisting of Corporate Partners, L.P., Corporate Offshore Partners, L.P., and the State Board of Administration of Florida, collectively referred to as the Purchasers. The $47,000,000 of net proceeds after issuance costs were used to reduce borrowings under the Company's credit facility with NationsBank and for general corporate purposes .

The Preferred Stock has an annual dividend yield of 6% which may be paid in the form of additional shares of Preferred Stock through the period April 15, 1996. Dividends issuable in shares of Preferred Stock in lieu of cash, totalled $2,157,000 in 1994. The Preferred Stock has a liquidation value of $1,050 per share and is convertible into shares of common stock of the Company at a conversion price of $10 per share. The Company has the option, at any time, to exchange the Preferred Stock for 6% Convertible Subordinated Notes. The Company, at its option, may redeem the Preferred Stock at any time after April 15, 1997 at an amount equal to 105.25% of the liquidation value which reduces annually to 100% of the liquidation value in 2004. On April 15, 2004, the Company shall redeem all outstanding Preferred Stock. The redemption price shall be paid, at the Company's option, in cash or in shares of common stock. The Preferred Stock issued to the Purchasers entitles the holder to vote on an as converted basis with the common shares as a single class on all matters on which the Company's common shareholders vote. Pursuant to the Purchase Agreement, the Purchasers have designated two persons to the Company's Board of Directors.

The Registration Agreement, dated April 15, 1994, gives the Purchasers demand and incidental registration rights, as defined, with respect to the Preferred Stock, or common stock issued upon conversion, or notes issued in an exchange for such Preferred Stock.

Common Stock Dividends

For the years ended December 31, 1993 and 1992, the Company declared common stock dividends aggregating $2,531,000 and $2,854,000, respectively. In the fourth quarter of 1993, the Board of Directors elected to suspend common stock dividends until further notice. As a result of the dividend restriction imposed by the Credit Facility, the Company was unable to pay dividends as of December 31, 1994 or 1993. The terms of the Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of common stock dividends by the Company.

(9)  Income Taxes
     ------------

As discussed in note 1, the Company adopted SFAS 109 as of January 1, 1993. There was no cumulative effect on the deferred tax balances as a result of adopting this pronouncement. As permitted, the 1992 financial statements have not been restated to reflect this change in accounting method.

In accordance with SFAS 109, deferred income taxes for 1994 and 1993 reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws. During 1992, a deferred income tax provision was provided for timing differences in the recognition of revenues and expenses for tax purposes and financial statement purposes, as prescribed in APB 11. The temporary differences recorded under SFAS 109 may be more inclusive than the timing differences utilized in the determination of deferred income taxes under APB 11. Further, SFAS 109 requires the Company to record the net deferred tax benefits of net operating loss and tax credit carryforwards, if realization is more likely than not, which was not permitted under APB 11.

The components of income (loss) before income tax provision (benefit) consist of (in thousands):

               Year ended December 31,
            ------------------------------
               1994       1993      1992
            ----------  ---------  -------
Domestic     $(14,539)  $(42,002)  $   848
Foreign       (16,934)   (41,338)   29,288
             --------   --------   -------
             $(31,473)  $(83,340)  $30,136
             --------   --------   -------

The provision (benefit) for income taxes consists of (in thousands):

                                           Year ended December 31,
                                       -----------------------------
                                          1994       1993       1992
                                          ----       ----       ----
Current:
  Federal                              $     -   $ (2,397)   $   496
  State                                      -        995         11
  Foreign                                  339      2,000      8,131
                                       -------   --------    -------
                                           339        598      8,638
                                       -------   --------    -------
Deferred:
  Federal                                 (127)    (9,039)    (4,039)
  State                                 (1,327)      (696)       325
  Foreign                                2,615     (4,717)      (275)
                                       -------   --------    -------
                                         1,161    (14,452)    (3,989)
                                       -------   --------    -------
Reduction of goodwill due to:
    -utilization of net
        operating loss
        carryforwards                        -          -      2,680
    -reduction in purchase
        accounting reserves                  -          -      3,342
Tax benefit from the exercise
    of employee stock options                -        454      1,453
                                       -------   --------    -------
                                             -        454      7,475
                                       -------   --------    -------
                                       $ 1,500   $(13,400)   $12,124
                                       -------   --------    -------

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income (loss) before income taxes. The following schedule reconciles the income tax provision (benefit) at the statutory rate and the actual income tax provision (benefit) as reflected in the Consolidated Statements of Operations (in thousands):

                                                    Year ended December 31,
                                                 -----------------------------
                                                     1994       1993      1992
                                                     ----       ----      ----
Income (loss) before income taxes                $(31,473)  $(83,340)  $30,136
                                                 --------   --------   -------

Tax at the federal statutory rate                 (10,701)   (28,336)   10,246
Tax on deemed repatriation of
 foreign earnings                                   3,233      1,241     3,353
State income taxes, net of the
 federal tax provision (benefit)                   (2,567)    (1,730)      572
U.S. benefit for foreign tax credits                 (798)    (1,710)   (4,029)
Effect of foreign income tax rate differential     (2,987)    (1,559)      681
Limitation on the utilization of foreign tax
 benefits                                          12,126     12,897         -
Limitation on the utilization of U.S. tax
 benefits                                             883      4,236         -
Amortization of non-deductible expenses             1,678      1,734     1,149
Other                                                 633       (173)      152
                                                 --------   --------   -------
                                                 $  1,500   $(13,400)  $12,124
                                                 --------   --------   -------

The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the years ended December 31, 1994 and 1993, which the adoption of SFAS 109 has required the Company to recognize, are as follows (in thousands):

                                     1994       1993
                                     ----       ----
Current:
 Sales and product allowances    $  4,240   $  4,790
 Co-operative advertising           4,343      4,738
 Receivable reserves                  811      4,230
 Obsolescence reserve               4,451      3,934
 State temporary differences        3,307          -
 Other                              3,551          -
                                 --------   --------
                                   20,703     17,692
  Valuation allowance              (3,472)    (1,203)
                                 --------   --------
                                 $ 17,231   $ 16,489
                                 --------   --------
Noncurrent:
 Net operating losses            $ 61,134   $ 48,461
 State temporary differences        9,672     10,411
 Foreign tax credits                6,068      5,269
 Depreciation                      (1,002)    (1,885)
 Other                              1,371      5,983
                                 --------   --------
                                   77,243     68,239
  Valuation allowance             (53,511)   (42,604)
                                 --------   --------
                                 $ 23,732   $ 25,635
                                 --------   --------

For the year ended December 31, 1992 the deferred tax provision (benefit) recorded by the Company under APB 11 resulted from the following timing differences (in thousands):

     Co-operative advertising   $(2,999)
     Obsolescence reserve          (771)
     Compensation                 4,286
     Depreciation                  (327)
     Receivable reserves         (3,984)
     Other                         (194)
                                -------
                                $(3,989)
                                -------

Management has determined, considering all available evidence, including the Company's history of earnings from prior years (after adjustments for nonrecurring items, restructuring charges and permanent differences), it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating loss and tax credit carryforwards, and other temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $56,983,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of total net deferred tax assets of $40,963,000.

The valuation allowances have been established due to management's analysis indicating that certain tax credit and net operating loss carryforwards, which are limited under the income tax laws, may expire prior to their full utilization. The valuation allowances include $16,836,000 related to the preacquisition net operating losses of Matchbox. Any subsequently recognized benefits related to these net operating losses will be allocated to reduce goodwill. The net increase of $13,176,000 in the valuation allowance for deferred tax assets in 1994 relates primarily to foreign net operating loss carryforwards generated in the current year.

Provisions for U.S. and foreign income taxes are reduced by available tax credits and deductions that may be incurred on remittance of the Company's share of subsidiaries' undistributed earnings, less those deemed to be indefinitely reinvested. The Company has not recognized a deferred tax liability of $25,573,000 for the undistributed earnings of its foreign subsidiaries at December 31, 1994 since the Company currently does not expect these earnings to be remitted to the U.S. in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover the undistributed earnings in a taxable manner, such as through receipt of dividends, a loan of the unremitted earnings to the Company or one of its U.S. affiliates, or a sale of the foreign subsidiaries' stock. Accumulated net undistributed earnings of the Company's foreign subsidiaries included in accumulated deficit were $98,887,000 at December 31, 1994.

The Internal Revenue Service has examined the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended August 31, 1987 through August 31, 1990 and has proposed an assessment which the Company has elected to appeal. Management believes that the final outcome of this appeal will not materially affect the results of operations (including realization of net operating loss carryforwards and tax credit carryforwards), financial condition or liquidity of the Company.

Additionally, the consolidated federal income tax returns of Tyco Toys, Inc. for the years ended December 31, 1990 through December 31, 1992 are presently being examined by the Internal Revenue Service. While the final outcome of this examination is not determinable at this time, management of the Company believes that any proposed adjustments, if sustained, will not materially affect the financial condition, results of operations (including realization of net operating loss carryforwards) or liquidity of the Company.

As of December 31, 1994, the Company has domestic net operating loss carryforwards of $45,900,000, exclusive of the Matchbox net operating loss carryforwards discussed below, for federal income tax purposes. These net operating loss carryforwards are available to reduce future federal taxable income and expire in the years 2008 and 2009. The Company's international operating subsidiaries have, in the aggregate, approximately $94,036,000 of tax loss carryforwards available at December 31, 1994. These tax losses are available to reduce the originating subsidiary's future taxable foreign income and have varying expiration dates.

The Company also has general business and foreign tax credit carryovers of $625,000 and $6,068,000, respectively, at December 31, 1994. The Company's future federal income tax liability can be reduced by the general business tax credits through the year 2008 and by the foreign tax credits through the year 1999. These credits expire as follows (in thousands):


    Year of Expiration       General Business      Foreign
    ------------------       ----------------      -------

           1995                   $  -              $  120
           1996                      -                 682
           1997                     24               1,338
           1998                     47               2,045
           1999                    112               1,883
       2000 to 2008                442                   -
                                  ----              ------
                                  $625              $6,068
                                  ----              ------

The Company also has nonexpiring alternative minimum tax credits totaling $747,000. Additionally, as of the October 2, 1992 acquisition date, the Matchbox domestic companies have regular and alternative minimum tax net operating loss carryforwards of approximately $47,500,000 which may expire during the years 2001 to 2004. These Matchbox loss carryforwards are subject to an annual limitation and can only be used to offset taxable income of the Matchbox domestic companies.

(10)  Lease Commitments
      -----------------

The Company leases facilities and equipment under noncancellable operating leases with terms of up to ten years. Most leases contain escalation and renewal clauses and require the Company to pay real estate taxes and utility charges.

Future minimum lease commitments aggregating $69,946,000 are payable as follows:
1995 - $12,305,000; 1996 - $10,247,000; 1997 - $9,109,000; 1998 - $7,231,000;
1999 - $6,562,000; and thereafter - $24,492,000.

Aggregate rental expense for operating leases was $14,945,000, $14,836,000 and $11,133,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

(11)  Commitments and Contingencies
      -----------------------------

Letters of Credit

The Company was contingently liable for open letters of credit of approximately $9,762,000 at December 31, 1994.

Foreign Exchange Risk Management

The primary focus of the Company's foreign exchange risk management program is to reduce earnings volatility due to foreign exchange rate fluctuations. In accordance with this policy, the Company enters into foreign currency forward exchange contracts and options as hedges of inventory purchases, sales and various other intercompany transactions.

At December 31, 1994, the Company has outstanding foreign currency forward exchange contracts totaling $7,400,000 to purchase U.S. dollars. In February and March 1995, the Company entered into $83,000,000 of forward currency options which primarily provide for the sale of foreign currencies. The principle currencies being hedged are the Belgium franc, British pound, Australian dollar and Canadian dollar. The options expire within twelve months. The total cost of acquiring these currency options was approximately $1,000,000.

Guaranteed Royalties

The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. For the years ended December 31, 1994, 1993 and 1992, the Company incurred $33,079,000, $33,036,000 and $8,940,000 in royalty expense, respectively. Certain license agreements require minimum guaranteed royalty payments over the term of the license. At December 31, 1994, the Company was committed to pay total minimum guaranteed royalties aggregating $58,352,000 which are payable as follows:
1995 - $10,890,000; 1996 - $7,967,000; 1997 - $7,185,000; 1998 - $6,470,000;
1999 - $6,490,000; and thereafter - $19,350,000.

Guaranteed Purchases

In the ordinary course of business, the Company has entered into guaranteed purchase agreements with certain suppliers to ensure the timely delivery and availability of product. As of December 31, 1994, the Company was committed for purchases aggregating $12,214,000 from its suppliers.

Commitment to Acquire Ensueno-Tyco Interest

In accordance with the Purchase Agreement dated April 30, 1993, the 25% owners of Ensueno-Tyco have elected to sell such interest to Tyco for the sum of approximately $1,100,000. This transaction is expected to be completed by the end of the first quarter of 1995.

Legal Proceedings

Italian Litigation

The former managing director of the Company's Italian sales and marketing subsidiary initiated two court actions against the Company in Italy as the result of the Company's previously announced decision to close or sell the subsidiary. One action, alleging violations of Italian employment laws and regulations, has been dismissed. The second action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and has prevented the completion of the announced sale of the subsidiary to Giochi Preziosi S.A., an Italian toy distributor. The Company's Italian subsidiary has been closed and is in the process of being liquidated. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation; therefore, the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity.

Lego Litigation

Tyco Industries, Inc. (Tyco Industries), a wholly-owned subsidiary of the Company, has been a defendant in proceedings in Italy and in the Federal Court of Canada in which Interlego A.G. (Lego) has asserted unfair competition claims. The Company received a favorable ruling in the Italian proceedings and in the appeal taken by Lego. The parties have reached an agreement for the dismissal of all these proceedings.

Shareholder Suits

In October 1994, the U.S. District Court in New Jersey entered judgment in favor of the Company in litigation filed in 1992 on behalf of the stockholders alleging violations of federal securities laws. The plaintiff has appealed this judgment.

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

U.S. Customs

In 1992, the U.S. Customs Service issued a penalty notice of an assessment for lost duty in the amount of $1,500,000, penalties for gross negligence of $5,800,000, and penalties for fraud of $5,600,000. All of the claims arise from activities of the Company's View-Master subsidiary for periods prior to its acquisition by the Company in 1989. Management and the Company's outside counsel are of the opinion that the Company has legal and factual defenses to the penalty claims made by the U.S. Customs Service, and that the outcome of the proceedings relating to these claims, which proceedings may be protracted, are not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company.

Environmental Litigation

Tyco Industries is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the landfill, Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter, homeowners near the GEMS Landfill have filed class action claims against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In management's opinion, there are meritorious factual and legal defenses to these claims. In the third matter, the New Jersey Department of Environmental Protection is asserting claims for remediation expenses at a different site in Sewell, New Jersey used as a waste transfer station by the same transporter involved in the other two matters.

In the opinion of management of the Company and its outside counsel, none of these three matters is likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in these matters.

Other Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

(12)  Disclosure About Fair Value of  Financial Instruments
      -----------------------------------------------------

The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable estimate of their fair values at December 31, 1994 and 1993.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Long-term debt - The fair value of the Company's publicly-traded debt is
     --------------
     based on the quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues not quoted on an exchange. The carrying amounts and estimated fair values of long-term debt are as follows (in thousands):

                                          December 31,
                           ------------------------------------------
                                  1994                  1993
                           --------------------  --------------------
                           Carrying  Estimated   Carrying  Estimated
                            Amount   Fair Value   Amount   Fair Value
                           --------  ----------  --------  ----------
       Publicly issued     $126,500     $94,400  $126,500    $124,128
       Privately issued      41,816      41,816    68,530      68,530


     Investments - It was not practicable to estimate the fair value of
     -----------
     privately-held investments of $11,600,000 and $7,400,000 at December 31, 1994 and 1993, respectively, due to the lack of quoted market prices and the excessive cost involved in determining such fair value.

     Foreign currency forward exchange contracts - The Company has commitments
     -------------------------------------------
     under foreign currency forward exchange contracts in various foreign currencies totaling approximately $7,400,000 and $60,000,000 as of December 31, 1994 and 1993, respectively. Based on quoted market rates, the carrying amounts of these items approximate their fair value at December 31, 1994 and 1993.

The fair value estimates presented herein are based on pertinent information available to management of the Company as of December 31, 1994 and 1993. Although management is not aware of any factors that would have a significant adverse effect on the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(13)  Business Segment Information
      ----------------------------

Product Development and Packaging Design Costs

The Company incurred product development and packaging design costs of approximately $17,519,000, $19,062,000 and $15,096,000 for the years ended
December 31, 1994, 1993 and 1992, respectively.

Major Customer Information

For the years ended December 31, 1994, 1993 and 1992, Toys "R" Us, Inc., a chain of retail toy stores, accounted for approximately 27%, 24% and 31%, respectively, of net sales. For the three years ended December 31, 1994, Wal-Mart Stores, Inc., a chain of discount stores, accounted for approximately 10%, 9% and 12%, respectively, of net sales. No other customer accounted for more than 10% of the Company's net sales for these periods.

Product Line Information

The Company is engaged primarily in one segment which is the design, development, manufacture and distribution of a variety of toy products.

Geographic Information

Information with respect to legal entity net sales, operating income (loss), and identifiable assets by geographic area for the three years ended December 31, 1994 is presented as follows (in thousands):

                                                Year ended December 31,
                                          ----------------------------------
                                               1994        1993         1992
                                               ----        ----         ----
Net sales:
 North America                            $ 489,986   $ 452,444   $  608,303
 Far East                                   239,208     303,832      310,556
 Europe and Pacific Rim                     239,501     231,653      115,461
                                          ---------   ---------   ----------
                                            968,695     987,929    1,034,320
 Intercompany                              (215,597)   (257,750)    (265,731)
                                          ---------   ---------   ----------
                                          $ 753,098   $ 730,179   $  768,589
                                          ---------   ---------   ----------

Operating income (loss):
 North America                            $ (10,363)  $ (55,375)  $    4,655
 Far East                                    13,221      18,270       33,529
 Europe and Pacific Rim                      (2,707)    (19,218)       6,363
                                          ---------   ---------   ----------
                                                151     (56,323)      44,547
 Intercompany                                   484        (591)        (465)
                                          ---------   ---------   ----------
                                          $     635   $ (56,914)  $   44,082
                                          ---------   ---------   ----------

Identifiable assets:
 North America                            $ 532,652   $ 517,531   $  786,844
 Far East                                   125,449     123,048      155,320
 Europe and Pacific Rim                     175,731     216,693      162,053
                                          ---------   ---------   ----------
                                            833,832     857,272    1,104,217
 Intercompany                              (163,197)   (142,103)    (354,988)
                                          ---------   ---------   ----------
                                          $ 670,635   $ 715,169   $  749,229
                                          ---------   ---------   ----------

Intercompany Pricing

Intercompany sales are made on a basis intended to reflect the market value of the products. Sales generated by the Company's operations in the Far East substantially represent export sales to the Company's subsidiaries and unaffiliated customers in North America and Europe and the Pacific Rim.

(14) Selected Quarterly Financial Data
     ---------------------------------

     (Unaudited)

Summarized quarterly financial data for 1994 and 1993 is as follows (in thousands, except per share data):

                                                   Quarter
                                 --------------------------------------------
1994                                First     Second      Third        Fourth
----                                -----     ------      -----        ------
Net sales                        $106,791   $158,454   $241,085      $246,768
Gross profit                       44,221     69,439     97,584        96,460
Net income (loss)                 (13,375)     1,207     (8,103) [1]  (12,702)
Net income (loss) applicable to
  common shareholders             (13,375)       582     (8,853) [1]  (13,484)
Net income (loss) per common
  share:
  Primary                           (0.39)      0.02      (0.26) [1]    (0.39)
  Fully diluted                     (0.39)      0.02      (0.26) [1]    (0.39)

1993
----
Net sales                        $100,322   $146,665   $235,251      $247,941
Gross profit                       44,054     65,181    100,638        83,665
Net income (loss)                 (12,950)    (3,530)     4,686  [2]  (58,146) [3]
Net income (loss) per common
  share:
  Primary                           (0.39)     (0.11)      0.14  [2]    (1.68) [3]
  Fully diluted                     (0.39)     (0.11)      0.13  [2]    (1.68) [3]

Note: The calculation of net income (loss) per share is prepared independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts in 1994 and 1993 may not necessarily equal the total for the years because of certain transactions which occurred during the respective periods.

[1] Reflects a $4,700,000 restructuring charge related to the closure of Tyco Italy.

[2] Reflects a $1,400,000 charge for severance in connection with reorganizing the Company's Direct Import business.

[3] Reflects $26,814,000 of restructuring and other special charges including restructuring costs associated with the consolidation of the Company's German and Australian operations, the projected sale of the Company's Italian subsidiary in 1994, as well as the merger of the Playtime and Preschool divisions in the U.S. and Hong Kong. The special charges reflect the write-down of obsolete tooling and write-off of other assets predicated by management's decision in the fourth quarter to discontinue certain products and product lines.

(15)  Related Parties
      ---------------

Taiyo Kogyo

In April 1992, the Company acquired a 9% interest in Taiyo Kogyo Co., Ltd., the Company's exclusive radio control vehicle manufacturer and in April 1993, increased its investment to approximately 16%. No single manufacturer other than Taiyo Kogyo supplies the Company with more than 10% of its products.

                                                            Schedule II

                                Tyco Toys, Inc.
                 Valuation and Qualifying Accounts and Reserves
                  For the three years ended December 31, 1994
                                 (in thousands)

                                                Balance at  Charged to               Balance at
                                                Beginning   Costs and   Deductions     End of
                                                of Period    Expenses       (a)        Period
                                                ----------  ----------  -----------  ----------
For the year ended December 31, 1994
 Allowances on:
  Accounts receivable                              $56,666     $69,088     $74,973      $50,781
  Inventories                                       16,421      19,921      23,370       12,972

For the year ended December 31, 1993
 Allowances on:
  Accounts receivable                              $62,146     $52,320     $57,800      $56,666
  Inventories                                       13,447      28,566      25,592       16,421

For the year ended December 31, 1992
 Allowances on:
  Accounts receivable                              $36,144     $54,561     $28,559      $62,146
  Inventories                                        6,269      12,773       5,595       13,447

_______________________


(a)  Amounts written-off against related assets.