Form 10-Q
period 1995-03-31
TYCO TOYS INC
filed 1995-05-15
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Period Ended March 31, 1995
                               --------------

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition period from _____ to _____

Commission File Number 1-9357
                       ------

                                 TYCO TOYS, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                                  13-3319358
 -----------------------                                   --------------------
(State of incorporation)                                      (I.R.S. Employer
                                                           Identification No.)


6000 Midlantic Drive, Mt. Laurel, New Jersey                        08054
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code              (609) 234-7400
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

Number of shares outstanding of each class of Registrant's Stock as of May 12, 1995

  Common, $.01 par value...................................... 34,757,926 shares
  Preferred, $.10 par value...................................     50,535 shares

                                TYCO TOYS, INC.

                                   FORM 10-Q

                                 MARCH 31, 1995


                                     INDEX



Part I.  Financial Information                                          Page
- ------------------------------                                          ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1995 and 1994
           and December 31, 1994                                           3

         Consolidated Statements of Operations - For the Quarters
           Ended March 31, 1995 and 1994                                   4

         Consolidated Statements of Stockholders' Equity - For the
           Quarter Ended March 31, 1995 and the Year Ended
           December 31, 1994                                               5

         Consolidated Statements of Cash Flows - For the Quarters
           Ended March 31, 1995 and 1994                                   6

         Notes to Consolidated Financial Statements                      7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    12-14


Part II.    Other Information
- -----------------------------

Item 1.     Legal Proceedings                                             15

Item 5.     Other Information                                             15

Item 6.     Exhibits and Reports on Form 8-K                              15

Part I.   Financial Information.
Item 1.   Financial Statements.
                                Tyco Toys, Inc.
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                          March 31,
                                                                  ----------------------     December 31,
                                                                        1995        1994         1994
                                                                  ----------  ----------     ------------
                                                                        (Unaudited)
ASSETS
- ------
Current assets
    Cash and cash equivalents                                       $ 13,280    $ 12,826       $ 30,476
    Receivables, net                                                 132,658     111,889        211,400
    Inventories, net                                                  74,070     105,477         66,284
    Prepaid expenses and other current assets                         23,514      20,649         24,389
    Deferred taxes                                                    17,275      17,651         17,231
                                                                    --------    --------       --------
        Total current assets                                         260,797     268,492        349,780

Property and equipment, net                                           46,498      50,707         47,240

Goodwill, net of accumulated amortization                            231,010     235,412        231,292
Deferred taxes                                                        27,998      25,635         23,732
Other assets                                                          21,660      17,020         18,591
                                                                    --------    --------       --------
        Total assets                                                $587,963    $597,266       $670,635
                                                                    --------    --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Notes payable                                                   $ 37,008    $ 34,532       $ 57,531
    Current portion of long-term debt                                  1,123      15,205         21,465
    Accounts payable                                                  36,002      44,575         51,325
    Accrued expenses and other current liabilities                    76,418      68,099         95,107
                                                                    --------    --------       --------
        Total current liabilities                                    150,551     162,411        225,428

Long-term debt                                                       147,359     168,787        146,851
Other liabilities                                                      2,371       1,503          2,124

Stockholders' equity
    Preferred stock, $.10 par value, $1,050 liquidation value
        per share, 1,000,000 shares authorized; 49,789 and
        49,055 shares issued and outstanding as of
        March 31, 1995 and December 31, 1994, respectively                 5           -              5
    Common stock, $.01 par value, 50,000,000
        shares authorized; 34,933,516, 34,852,316 and
        34,893,516 shares issued as of March 31, 1995
        and 1994 and December 31, 1994, respectively                     349         348            349
    Additional paid-in capital                                       344,067     294,522        343,213
    Accumulated deficit                                              (35,285)     (6,077)       (27,832)
    Treasury stock, at cost; 175,590 shares                           (1,595)     (1,595)        (1,595)
    Cumulative translation adjustment                                (19,859)    (22,633)       (17,908)
                                                                    --------    --------       --------
        Total stockholders' equity                                   287,682     264,565        296,232
                                                                    --------    --------       --------
            Total liabilities and stockholders' equity              $587,963    $597,266       $670,635
                                                                    --------    --------       --------

See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                            For the Quarters Ended
                                                                   March 31,
                                                          -------------------------
                                                             1995             1994
                                                          --------         --------

Net sales                                                $116,060         $106,791
Cost of goods sold                                         66,957           62,570
                                                           ------           ------

Gross profit                                               49,103           44,221
                                                           ------           ------

Marketing, advertising and promotion                       28,868           30,263
Selling, distribution and administrative expenses          27,399           27,896
Amortization of goodwill                                    1,593            1,520
                                                           ------           ------
Total operating expenses                                   57,860           59,679
                                                           ------           ------
Operating loss                                             (8,757)         (15,458)

Interest expense, net                                       5,865            6,012
Other income, net                                          (4,329)            (893)
                                                            -----           ------

Loss before income taxes                                  (10,293)         (20,577)

Income tax benefit                                         (3,624)          (7,202)
                                                            -----            -----

Net loss                                                   (6,669)         (13,375)
Preferred stock dividends                                     784                -
                                                            -----           ------

Net loss applicable to common shareholders               $ (7,453)       $ (13,375)
                                                            -----           ------

Net loss per common share:
  Primary                                                $  (0.21)       $   (0.39)
  Fully diluted                                          $  (0.21)       $   (0.39)

Weighted average number of common shares outstanding:
  Primary                                                  34,757           34,676
  Fully diluted                                            34,757           34,676


See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                Consolidated Statements of Stockholders' Equity
   For the Three Months Ended March 31, 1995 (Unaudited) and the Year Ended
                               December 31, 1994
                       (in thousands, except share data)

                                           Preferred Stock     Common Stock    Additional  Retained      Treasury Stock
                                           ---------------     ------------    Paid - In   Earnings      --------------
                                           Shares  Amount    Shares    Amount   Capital    (Deficit)    Shares     Amount
- -------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                    -    $-    34,847,316   $348   $294,499   $  7,298   (175,590)   $(1,595)

Exercise of stock options                       -     -        46,200      1        208          -          -          -
Issuance of preferred stock                47,619     5             -      -     46,995          -          -          -
Preferred stock dividends                   1,436     -             -      -      1,511     (2,157)         -          -
Foreign currency translation adjustment         -     -             -      -          -          -          -          -
Net loss                                        -     -             -      -          -    (32,973)         -          -
- -------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994               49,055     5    34,893,516    349    343,213    (27,832)  (175,590)    (1,595)
- -------------------------------------------------------------------------------------------------------------------------

Restricted stock issued                         -     -        40,000      -         81          -          -          -
Preferred stock dividends                     734     -             -      -        773       (784)         -          -
Foreign currency translation adjustment         -     -             -      -          -          -          -          -
Net loss                                        -     -             -      -          -     (6,669)         -          -
- -------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1995                  49,789    $5    34,933,516   $349   $344,067   $(35,285)  (175,590)   $(1,595)
- -------------------------------------------------------------------------------------------------------------------------
                                             Cumulative
                                             Translation
                                             Adjustment       Total
- ----------------------------------------------------------------------
Balance at December 31, 1993                  $(23,101)      $277,449

Exercise of stock options                            -            209
Issuance of preferred stock                          -         47,000
Preferred stock dividends                            -           (646)
Foreign currency translation adjustment          5,193          5,193
Net loss                                             -        (32,973)
- ----------------------------------------------------------------------

Balance at December 31, 1994                   (17,908)       296,232
- ----------------------------------------------------------------------

Restricted stock issued                              -             81
Preferred stock dividends                            -            (11)
Foreign currency translation adjustment         (1,951)        (1,951)
Net loss                                             -         (6,669)
- ----------------------------------------------------------------------

Balance at March 31, 1995                     $(19,859)      $287,682
- ----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)
                                 (in thousands)

                                                                                    1995           1994
                                                                                    ----           ----
Cash Flows From Operating Activities:
Net loss                                                                          $ (6,669)      $(13,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation                                                                      5,750          4,137
   Amortization                                                                      2,722          1,761
   Decrease in allowance for bad debts, returns, markdowns, discounts
      and other receivable reserves                                                (19,471)       (14,167)
   Increase (decrease) in allowance for obsolescence and other
      inventory reserves                                                                48         (2,394)
Change in assets and liabilities:
   Decrease in receivables                                                          98,941        123,799
   Increase in inventories                                                          (9,511)        (6,809)
   Decrease in prepaid expenses and other current assets                             2,425          6,558
   Increase in other assets                                                         (1,217)        (3,343)
   Decrease in accounts payable                                                    (15,091)       (18,627)
   Decrease in accrued expenses and other current liabilities                      (18,251)       (42,233)
   Increase in deferred taxes                                                       (4,310)             -
   Increase in other liabilities                                                       198              -
                                                                                  --------       --------
      Total adjustments                                                             42,233         48,692
                                                                                  --------       --------
          Net cash provided by operating activities                                 35,564         35,317
                                                                                  --------       --------

Cash Flows From Investing Activities:
Disposition of property and equipment                                                   98            327
Capital expenditures                                                                (4,078)        (5,498)
Acquisitions                                                                        (1,144)             -
                                                                                  --------       --------
          Net cash utilized by investing activities                                 (5,124)        (5,171)
                                                                                  --------       --------

Cash Flows From Financing Activities:
Repayment of long-term debt                                                        (20,501)        (3,700)
Repayment of notes and acceptances payable, net                                    (21,646)       (42,431)
Financing fees and expenses                                                         (4,545)             -
Proceeds from issuance of common stock                                                   -             23
                                                                                  --------       --------
          Net cash utilized by financing activities                                (46,692)       (46,108)

Effect of Exchange Rate Changes on Cash                                             (  944)        (3,248)
                                                                                  --------       --------

Net Decrease in Cash and Cash Equivalents                                          (17,196)       (19,210)
Cash and Cash Equivalents, Beginning of Year                                        30,476         32,036
                                                                                  --------       --------
Cash and Cash Equivalents, End of Period                                          $ 13,280       $ 12,826
                                                                                  --------       --------

Cash Payments During Period For:
  Interest                                                                        $ 10,661       $  9,593
  Taxes                                                                                150            210

See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Certain items in the prior period's financial statements have been reclassified to confirm with the current year's presentation. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results for a full year. The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 which is on file with the Securities and Exchange Commission.

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

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Management has determined, considering all available evidence, including the Company's history of earnings from prior years (after adjustments for nonrecurring items, restructuring charges and permanent differences), it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating loss and tax credit carryforwards, and other temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $56,983,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $45,273,000.

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

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(3)  Receivables, Net (in thousands):
     ----------------

                                           March 31,
                                       ------------------   December 31,
                                         1995      1994        1994
                                       --------  --------  ------------

    Trade receivables                  $151,177  $141,495      $251,141
    Other receivables                    12,791    12,893        11,040
    Less:
      Doubtful accounts                   4,549    13,253         6,312
      Returns, markdowns, discounts
       and other reserves                26,761    29,246        44,469
                                       --------  --------      --------
                                       $132,658  $111,889      $211,400
                                       --------  --------      --------

In the second and fourth quarters of 1994, the Company wrote-off receivables and corresponding reserves established in prior years of approximately $8,800,000 related to certain customers.

(4)  Inventories, Net (in thousands):
     ----------------

                                       March 31,
                                   -----------------  December 31,
                                    1995      1994       1994
                                   -------  --------  ------------

    Raw materials                  $15,868  $ 29,207       $16,655
    Work-in-process                  2,331     2,503         1,893
    Finished goods                  68,891    87,794        60,708
    Less obsolescence and other
      reserves                      13,020    14,027        12,972
                                   -------  --------       -------
                                   $74,070  $105,477       $66,284
                                   -------  --------       -------

(5) Acquisition
    -----------

In accordance with the Purchase Agreement dated April 30, 1993, the 25% owners of Ensueno - Tyco elected to sell such interest to Tyco for the sum of approximately $1,100,000. This transaction was completed in March 1995.

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(6) Legal Proceedings
    -----------------

Italian Litigation
- ------------------

The former managing director of the Company's Italian sales and marketing subsidiary initiated two court actions against the Company in Italy as the result of the Company's previously announced decision to close or sell the subsidiary. One action, alleging violations of Italian employment laws and regulations, has been dismissed. The second action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and prevented the completion of the announced sale of the subsidiary to Giochi Preziosi S.A., an Italian toy distributor. The Company's Italian subsidiary has been closed and is in the process of being liquidated. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation; therefore, the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity. The liquidating Trustee has also lodged claims against the former managing director on behalf of the subsidiary.

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

                                TYCO TOYS, INC.
                                ---------------
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Environmental Litigation
- ------------------------

Tyco Industries, a subsidiary of the Company, is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the landfill, Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter, homeowners near the GEMS Landfill have filed class action claims against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In management's opinion, there are meritorious factual and legal defenses to these claims. In the third matter, the New Jersey Department of Environmental Protection is asserting claims for remediation expenses at a different site in Sewell, New Jersey used as a waste transfer station by the same transporter involved in the other two matters.


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


(7) Net Loss Per Share
    ------------------

Net loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the quarter. Outstanding options, convertible subordinated notes and convertible preferred stock were determined to be anti-dilutive for the quarters ended March 31, 1995 and 1994, as applicable, and were therefore excluded from the per share calculations.

Item 2.  Management Discussion and Analysis of Financial
         -----------------------------------------------
           Condition and Results of Operation.
           ----------------------------------

Results of Operations
- ---------------------

Net sales for the quarter ended March 31, 1995 were $116,060,000 compared to $106,791,000 for the same period last year. The 9% increase in first quarter sales was attributable to stronger sales in the Company's Tyco U.S. and Tyco Playtime divisions. Sales for Tyco U.S. increased 10% primarily due to higher sales of Radio Control vehicles and Soft Toys, the continuing strong sales of Dr. Dreadful(TM) activity toys, and the successful introduction of several new toys, including BattleTech(R) action figures and the Liddle Kiddles(TM) small doll line. Tyco Playtime sales increased more than 20% due to higher shipments of Sesame Street(R) merchandise. Sales increased modestly for Tyco's International division, with increases in Australia and Canada offset by lower sales in Europe.

Gross profit for the quarter ended March 31, 1995 was $49,103,000 (42.3% of net sales) compared to $44,221,000 (41.4% of net sales) for the comparable quarter last year. The increased gross profit margin for the quarter ended March 31, 1995 is primarily due to the increased sales volume. Margins, as a percentage of sales, improved modestly with changes in sales mix and reduced duty contributing to the increase.

Total operating expenses for the quarter ended March 31, 1995 were $57,860,000 (49.8% of net sales) compared to $59,679,000 (55.9% of net sales) for the same period last year. This reduction reflects a decrease in fixed costs, more efficient marketing and advertising spending as well as the continuation of the Company's overall cost containment efforts.

Interest expense, net, for the quarter ended March 31, 1995 was $5,865,000 compared to $6,012,000 for the same period last year. The decrease reflects lower average borrowings in addition to lower effective borrowing rates, offset by the amortization of financing fees and expenses associated with the new General Electric Credit Corporation credit facilities. Total average borrowings for the quarter ended March 31, 1995 were $205,774,000 at an average borrowing rate of 10.3% compared to total average borrowings of $224,219,000 with an average interest rate of 10.9% for the first quarter of 1994.

Reflected in other income is a gain of approximately $2,500,000 resulting from the Company's sale of its distribution rights for Kidsongs Music Videos. The sale was made in conjunction with the Company's focus on the continued development of its core brands. Also included in other income are foreign currency gains of $1,355,000 primarily related to the devaluation of the dollar against most European currencies.

The Company recorded an income tax benefit of $3,624,000 for the quarter ended March 31, 1995 compared to $7,202,000 for the same period last year, reflecting the decrease in pre-tax losses taxed at approximately the same effective rate.

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

Financial Condition and Liquidity
- ---------------------------------

Three Months Ended March 31, 1995
- ---------------------------------

For the quarter ended March 31, 1995, cash and cash equivalents decreased $17,196,000 to $13,280,000. Seasonal significant reduction of receivables provided $79,470,000 of cash during the quarter which offset the 1995 first quarter loss of $6,669,000 and contributed to the $35,564,000 generation of cash from operating activities. Available cash and cash from operations was primarily used to reduce debt by $42,147,000, principally the maturing term-loan portion of the NationsBank Credit Facility, to acquire $4,078,000 of fixed assets and to pay financing fees and expenses associated with the Company's New Credit Facilities.

New Credit Facilities
- ---------------------

In February and March 1995, the Company entered into $290,000,000 of new credit facilities (the New Credit Facilities). The New Credit Facilities consist of three separate three-year revolving credit facilities with General Electric Capital Corporation and affiliates in an aggregate amount of $90,000,000 and a $200,000,000 five-year receivables securitization facility arranged through General Electric Capital Corporation. Borrowings under the New Credit Facilities were used to refinance outstanding indebtedness under the principal credit facility with a bank group led by NationsBank of North Carolina, N.A. and certain other credit facilities of the Company's foreign subsidiaries.

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

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under foreign lines of credit and the New Credit Facilities, and proceeds from potential equity or debt offerings. The Company believes that its new credit facilities, existing foreign facilities, and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Dividends
- ---------

The New Credit Facilities restrict the Company's ability to pay cash dividends on common stock until the Company achieves a defined level of tangible net worth. The terms of the 6% Series B Voting Convertible Exchangeable Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of common stock dividends by the Company.

However, the Company was able to issue additional shares of Preferred Stock in lieu of cash dividends on such preferred shares. Preferred Stock dividends totalled $784,000 during the first quarter of 1995.

Part II.  Other Information.

Item 1.  Legal Proceedings.
         -----------------
         Reference is made to note 6 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 5.  Other Information.
         -----------------
         Shareholders' Meeting
         ---------------------
         At the Annual Meeting of Shareholders on May 11, 1995, Directors Harry
         J. Pearce, Arnold Thaler, Timothy J. Danis and LaSalle D. Leffall were re-elected for terms of three years.

         The Company's Restated Certificate of Incorporation was amended to increase the authorized common shares to 75,000,000. The 1992 Non-Qualified Stock Option Plan was amended to increase the number of shares authorized under the Plan by 600,000 and to limit the number of options that may be granted to an individual in a single year. New Annual Incentive and Long-Term Incentive Plans were approved by the shareholders.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
   (a)   Exhibits.
         --------
         11. Statements Regarding Computation of Per Share Loss - Quarters Ended March 31, 1995 and 1994.

   (b)  Reports on Form 8-K.
        -------------------

        On April 5, 1995 the Company filed a current report on Form 8-K with the Securities and Exchange Commission for the purpose of updating the exhibits relating to certain of the Company's credit facilities established in February and March, 1995.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TYCO TOYS, INC.
                                    ---------------
                                    Registrant

Date:  May 12, 1995                 By:  /s/ Harry J. Pearce
       ------------                      -------------------
                                         Harry J. Pearce
                                         Vice Chairman,
                                         Chief Financial Officer,
                                         and Director

                                 EXHIBIT INDEX



Exhibit No.    Description                               Page
- -----------    -----------                               ----

    11         Statements regarding computation
                of per share loss for the quarters
                ended March 31, 1995 and 1994.            18