Form 10-Q
period 1995-06-30
TYCO TOYS INC
filed 1995-08-14
CIK 786130

                       SECURITIES & EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                  FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE PERIOD ENDED JUNE 30, 1995
                               -------------

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM       TO
                                         -----    -----

Commission File Number 1-9357
                       ------

                                 TYCO TOYS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                           13-3319358
------------------------                               -------------------
(State of incorporation)                                (I.R.S. Employer
                                                       Identification No.)


6000 Midlantic Drive, Mt. Laurel, New Jersey                  08054
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code        (609) 234-7400
--------------------------------------------------------------------------------



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

YES  X    NO
   -----    -----

Number of shares outstanding of each class of Registrant's Stock as of July 31, 1995

  Common, $.01 par value.....................................  34,789,226 shares
  Preferred, $.10 par value..................................  51,291 shares

                                TYCO TOYS, INC.

                                   FORM 10-Q


                                 JUNE 30, 1995

                                     INDEX

Part I.  Financial Information                                             Page
------------------------------                                             ----

Item 1.  Financial Statements


         Consolidated Balance Sheets - June 30, 1995 and 1994
           and December 31, 1994                                             3


         Consolidated Statements of Operations - For the Quarters
           and Six Months Ended June 30, 1995 and 1994                       4


         Consolidated Statements of Stockholders' Equity - For the
           Six Months Ended June 30, 1995 and the Year
           Ended December 31, 1994                                           5


         Consolidated Statements of Cash Flows - For the Six Months
           Ended June 30, 1995 and 1994                                      6


         Notes to Consolidated Financial Statements                         7-10


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-14



Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings                                                  15


Item 6.  Exhibits and Reports on Form 8-K                                   15

PART I.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.
                                TYCO TOYS, INC.
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                             June 30,
                                                                       ---------------------  December 31,
                                                                         1995        1994         1994
                                                                       ---------   ---------  -------------
                                                                            (unaudited)
ASSETS
------
Current assets
     Cash and cash equivalents                                          $ 14,387    $ 18,300     $ 30,476
     Receivables, net                                                    189,159     195,713      211,400
     Inventories, net                                                     87,641     111,605       66,284
     Prepaid expenses and other current assets                            22,025      23,472       24,389
     Deferred taxes                                                       17,271      17,636       17,231
                                                                        --------    --------     --------
          Total current assets                                           330,483     366,726      349,780

Property and equipment, net                                               42,637      52,551       47,240

Goodwill, net of accumulated amortization                                229,420     234,258      231,292
Deferred taxes                                                            30,288      25,635       23,732
Other assets                                                              21,984      18,757       18,591
                                                                        --------    --------     --------
     Total assets                                                       $654,812    $697,927     $670,635
                                                                        ========    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Notes payable                                                      $ 87,337    $108,985     $ 77,831
     Current portion of long-term debt                                     1,065       1,712        1,165
     Accounts payable                                                     53,092      46,482       51,325
     Accrued expenses and other current liabilities                       83,701      74,293       95,107
                                                                        --------    --------     --------
          Total current liabilities                                      225,195     231,472      225,428

Long-term debt                                                           147,590     147,174      146,851
Other liabilities                                                          2,342       1,449        2,124

Stockholders' equity
     Preferred stock, $.10 par value, $1,050 liquidation value
          per share, 1,000,000 shares authorized; 50,535, 47,619 and
          49,055 shares issued and outstanding as of June 30, 1995
          and 1994 and December 31, 1994, respectively                         5           5            5
     Common stock, $.01 par value, 75,000,000
          shares authorized; 34,959,216,  34,852,316 and
          34,893,516 shares issued as of June 30, 1995
          and 1994 and December 31, 1994, respectively                       349         348          349
     Additional paid-in capital                                          344,920     342,143      343,213
     Accumulated deficit                                                 (44,910)     (5,495)     (27,832)
     Treasury stock, at cost                                              (1,595)     (1,595)      (1,595)
     Cumulative translation adjustment                                   (19,084)    (17,574)     (17,908)
                                                                        --------    --------     --------
          Total stockholders' equity                                     279,685     317,832      296,232
                                                                        --------    --------     --------
               Total liabilities and stockholders' equity               $654,812    $697,927     $670,635
                                                                        ========    ========     ========



See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.
                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                           Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                        --------------------  --------------------
                                                          1995       1994       1995       1994
                                                        ---------  ---------  ---------  ---------
Net sales                                               $151,692   $158,454   $267,752   $265,245
Cost of goods sold                                        87,862     89,015    154,819    151,585
                                                        --------   --------   --------   --------

Gross profit                                              63,830     69,439    112,933    113,660

Marketing, advertising and promotion                      36,239     34,201     65,107     64,464
Selling, distribution and administrative expenses         28,429     28,324     55,828     56,220
Restructuring charge                                       4,900          -      4,900          -
Amortization of goodwill                                   1,598      1,632      3,191      3,152
                                                        --------   --------   --------   --------
Total operating expenses                                  71,166     64,157    129,026    123,836
                                                        --------   --------   --------   --------
Operating income (loss)                                   (7,336)     5,282    (16,093)   (10,176)
Interest expense, net                                      6,084      7,117     11,949     13,129
Other (income) expense, net                                  139       (105)    (4,190)      (998)
                                                        --------   --------   --------   --------

Loss before income taxes                                 (13,559)    (1,730)   (23,852)   (22,307)

Income tax benefit                                        (4,724)    (2,937)    (8,348)   (10,139)
                                                        --------   --------   --------   --------

Net income (loss)                                         (8,835)     1,207    (15,504)   (12,168)
Preferred stock dividends                                    790        625      1,574        625
                                                        --------   --------   --------   --------

Net income (loss) applicable to common shareholders     $ (9,625)  $    582   $(17,078)  $(12,793)
                                                        ========   ========   ========   ========

Net income (loss) per common share                        $(0.28)     $0.02     $(0.49)    $(0.37)

Weighted average number of common shares outstanding      34,762     34,677     34,760     34,676




See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.

                Consolidated Statements of Stockholders' Equity
 For the Six Months Ended June 30, 1995 (unaudited) and the Year Ended December
                                    31, 1994
                       (in thousands, except share data)



                                                  Preferred                                       Retained
                                                    Stock          Common Stock     Additional    Earnings
                                              ----------------  ------------------  Paid - In   (Accumulated
                                              Shares    Amount    Shares    Amount   Capital      Deficit)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                       -      $-    34,847,316   $348    $294,499      $  7,298

Exercise of stock options                          -       -        46,200      1         208             -
Issuance of preferred stock                   47,619       5             -      -      46,995             -
Preferred stock dividends                      1,436       -             -      -       1,511        (2,157)
Foreign currency translation adjustment            -       -             -      -           -             -
Net loss                                           -       -             -      -           -       (32,973)
------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                  49,055       5    34,893,516    349     343,213       (27,832)

ISSUANCE OF RESTRICTED STOCK                       -       -        40,000      -         161             -
EXERCISE OF STOCK OPTIONS                          -       -        25,700      -         116             -
PREFERRED STOCK DIVIDENDS                      1,480       -             -      -       1,430        (1,574)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT            -       -             -      -           -             -
NET LOSS                                           -       -             -      -           -       (15,504)
------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1995                      50,535      $5    34,959,216   $349    $344,920      $(44,910)
============================================================================================================

                                                 Treasury Stock     Cumulative
                                              -------------------   Translation
                                               Shares     Amount    Adjustment      Total
---------------------------------------------------------------------------------------------
Balance at December 31, 1993                  (175,590)  $(1,595)    $(23,101)     $277,449

Exercise of stock options                            -         -            -           209
Issuance of preferred stock                          -         -            -        47,000
Preferred stock dividends                            -         -            -          (646)
Foreign currency translation adjustment              -         -        5,193         5,193
Net loss                                             -         -            -       (32,973)
---------------------------------------------------------------------------------------------

Balance at December 31, 1994                  (175,590)   (1,595)     (17,908)      296,232

ISSUANCE OF RESTRICTED STOCK                         -         -            -           161
EXERCISE OF STOCK OPTIONS                            -         -            -           116
PREFERRED STOCK DIVIDENDS                            -         -            -          (144)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT              -         -       (1,176)       (1,176)
NET LOSS                                             -         -            -       (15,504)
---------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1995                      (175,590)  $(1,595)    $(19,084)     $279,685
=============================================================================================



  See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                                                      $(15,504)  $(12,168)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
  Non-cash interest expense                                                                        524        489
  Depreciation                                                                                  12,638      9,494
  Amortization                                                                                   5,237      4,086
  Deferred tax benefit                                                                          (6,427)   (10,139)
  Decrease in allowance for bad debts, returns, discounts and other
   receivable reserves                                                                         (20,515)   (25,215)
  Decrease in allowance for obsolescence and other inventory reserves                           (1,145)    (6,234)
Change in assets and liabilities:
  Decrease in receivables                                                                       41,851     54,195
  Increase in inventories                                                                      (22,030)    (5,500)
  Decrease in prepaid expenses and other current assets                                          4,317      4,194
  Increase in other assets                                                                      (1,913)    (1,139)
  Increase (decrease) in accounts payable                                                        2,000    (17,260)
  Decrease in accrued expenses and other current liabilities                                   (11,082)   (28,025)
                                                                                              --------   --------
Total adjustments                                                                                3,455    (21,054)
                                                                                              --------   --------

Net cash utilized by operating activities                                                      (12,049)   (33,222)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Disposition of property and equipment                                                              700      1,200
Capital expenditures                                                                            (7,551)   (13,771)
Acquisition                                                                                     (1,144)         -
                                                                                              --------   --------

Net cash utilized by investing activities                                                       (7,995)   (12,571)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Repayment of long-term debt                                                                       (430)    (7,297)
Increase in (repayment of) notes payable, net                                                    8,967     (1,378)
Debt financing fees                                                                             (5,222)         -
Proceeds from issuance of preferred stock                                                            -     50,000
Proceeds from issuance of common stock                                                             116         23
                                                                                              --------   --------

Net cash provided by financing activities                                                        3,431     41,348
                                                                                              --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            524     (9,291)
---------------------------------------                                                       --------   --------

Net decrease in Cash and Cash Equivalents                                                      (16,089)   (13,736)
Cash and Cash Equivalents, Beginning of Period                                                  30,476     32,036
                                                                                              --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 14,387   $ 18,300
                                                                                              ========   ========

CASH PAYMENTS DURING PERIOD FOR:
  Interest                                                                                    $ 13,174   $ 12,417
  Taxes                                                                                            300        282

See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(1) BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Certain items in the prior period's financial statements have been reclassified to conform with the current period's presentation. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results for a full year. The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 which is on file with the Securities and Exchange Commission.

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

Management has determined, considering all available evidence, including the Company's history of earnings from prior years, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating loss and tax credit carryforwards, and other temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $59,483,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $47,559,000.

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

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


(3)  RECEIVABLES, NET (IN THOUSANDS):
     ----------------

                                               June 30,
                                          ------------------  December 31,
                                            1995      1994        1994
                                          --------  --------  ------------

    Trade receivables                     $208,038  $216,197      $251,141
    Other receivables                       11,387    10,967        11,040
    Less:
         Doubtful accounts                   5,485     7,057         6,312
         Returns, markdowns, discounts
              and other reserves            24,781    24,394        44,469
                                          --------  --------      --------
                                          $189,159  $195,713      $211,400
                                          ========  ========      ========

During 1994, the Company wrote-off receivables and corresponding reserves established in prior years of approximately $8,800,000 related to certain customers.

(4)  INVENTORIES, NET (IN THOUSANDS):
     ----------------

                                              June 30,
                                          -----------------   December 31,
                                           1995      1994         1994
                                          -------  --------   ------------

     Raw materials                        $16,905  $ 26,508        $16,655
     Work-in-process                        2,263     2,101          1,893
     Finished goods                        80,300    93,183         60,708
     Less obsolescence and other
       reserves                            11,827    10,187         12,972
                                          -------  --------        -------
                                          $87,641  $111,605        $66,284
                                          =======  ========        =======

(5) ACQUISITION
    -----------

In accordance with the Purchase Agreement dated April 30, 1993, Tyco purchased the remaining 25% interest in its Mexican subsidiary, Ensueno-Tyco, for approximately $1,100,000. This transaction was completed in March 1995.

(6) RESTRUCTURING CHARGE
    --------------------

During the second quarter of 1995, the Company adopted a restructuring program focused on reducing overhead costs of its European, United Kingdom and Tyco Playtime units. The restructuring program is expected to generate annual savings in excess of $10,000,000 through a combination of job eliminations, facility consolidation and streamlined operations. The pre-tax restructuring charge of $4,900,000 consists of approximately $3,000,000 in termination and other employee benefits and $1,300,000 of facility consolidation costs which includes moving and lease termination payments as well as a $350,000 non-cash write-off of assets. The program, including related cash payments, is expected to be substantially complete by the end of 1995.

                                TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(7) LEGAL PROCEEDINGS
    -----------------

Italian Litigation
------------------

In 1994, the former managing director of the Company's Italian sales and marketing subsidiary initiated two court actions against the Company in Italy as the result of the Company's decision in 1993 to close or sell the subsidiary. One action, alleging violations of Italian employment laws and regulations, has been dismissed. The second action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and prevented the completion of the announced sale of the subsidiary to Giochi Preziosi S.A., an Italian toy distributor. The Company's Italian subsidiary has been closed and is in the process of being liquidated. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation; therefore, the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity. The liquidating Trustee has also lodged claims against the former managing director on behalf of the subsidiary.

Shareholder Suits
-----------------

In October 1994, the U.S. District Court in New Jersey entered judgment in favor of the Company in litigation filed in 1992 on behalf of the stockholders alleging violations of federal securities laws. The plaintiff's appeal of this judgment was dismissed.

In December 1993 and January 1994, two additional stockholders filed litigation in the same court asserting claims under federal and state securities laws as a result of the Company's financial performance in 1993. Both cases were denied class action certification and an agreement in principle has been reached pursuant to which the cases will be dismissed with prejudice.


U.S. Customs
------------

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

Environmental Litigation
------------------------

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

Other Litigation
----------------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

(8) NET INCOME (LOSS) PER SHARE
    ---------------------------

Net income (loss) per share is computed by dividing the income (loss) applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.
Outstanding options, convertible subordinated notes and convertible preferred stock were determined to be anti-dilutive for the quarters and six months ended June 30, 1995 and 1994 and were therefore excluded from the per share calculations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter and six months ended June 30, 1995 were $151,692,000 and $267,752,000, respectively, compared to $158,454,000 and $265,245,000, respectively, for the same periods last year. Sales for the Tyco Domestic unit increased 5.6% to $90,616,000 for the quarter and 7.4% to $164,762,000 for the six months over the comparable periods in the prior year. Increases during the quarter were primarily attributable to the introduction of several new toy lines, including the Casper and Little Kiddles lines, as well as improved sales in both Soft Toys and Radio Control. The year to date increase resulted primarily from sales of Radio Control, Soft Toys, Dr. Dreadful products and new product introductions. In the International division, sales for the quarter and year to date were 16.9% and 9.7% lower, respectively, than the 1994 comparable periods. These decreases were primarily attributable to weaker sales in Europe, particularly in France, Germany and the United Kingdom, which more than offset the increases in the Company's other international operations. In the Company's Playtime unit, sales for the quarter were $2,100,000 or 11% lower than the prior year quarter. Year to date sales for Tyco Playtime were unchanged from 1994. Improved shipments of Sesame Street toys (5% for the quarter and 13% for the year) were offset by reduced sales in Playtime's non-core product lines.

Gross profit as a percentage of sales for the quarter and six months ended June 30, 1995 was 42.1% and 42.2%, respectively, compared to 43.8% and 42.9%, respectively, for the same periods in 1994. Improved domestic margins were more than offset by lower margins generated by the Company's International and Playtime operations. Domestic margins improved for both the quarter and year to date, respectively, as a result of higher margin products generating the sales increases described above. Reduced duty costs also contributed to overall margin improvement. International margins decreased for both the quarter and year to date primarily as a result of the weak sales performance in France, Germany and the United Kingdom described above. Each of these markets were negatively impacted by carryover of product from the fourth quarter of 1994. At Tyco Playtime, delays in the expected timing of price increases coupled with increased vendor costs contributed to the decline in margins for both the quarter and year to date.

Operating expenses were $71,166,000 and $129,026,000 for the quarter and six months ended June 30, 1995, respectively, compared to $64,157,000 and $123,836,000 for the same periods in 1994. The increase for the quarter and six months was largely attributable to a $4,900,000 pre-tax restructuring charge. During the second quarter of 1995, the Company adopted a restructuring program focused on reducing overhead costs of its European, United Kingdom and Tyco Playtime units. The restructuring program is expected to generate annual savings in excess of $10,000,000 through a combination of job eliminations, facility consolidation and streamlined operations.

The Company's restructuring program includes the elimination of 10% of the Company's worldwide salaried workforce. As part of the restructuring, the Company has consolidated the marketing and administrative functions of its subsidiaries in Germany, France and Benelux at the Company's recently established European Headquarters in Belgium. In the United Kingdom, the Company will consolidate its Tyco (UK) and Matchbox (UK) operations. The restructuring also includes a reorganization of Tyco Playtime, with its non-preschool products and certain administrative functions being consolidated into Tyco U.S., and the newly-named Tyco Preschool division focusing on the profitable long-term growth of the remaining preschool business, primarily Sesame Street(R) toy products. The reduction in workforce includes the elimination of 72 positions in Continental Europe and the UK and 61 positions at Tyco Playtime and Tyco U.S.

The charge primarily consists of approximately $3,000,000 in termination and other employee benefits and $1,300,000 of facility consolidation costs which includes moving and lease termination payments as well as a $350,000 non-cash write-off of assets. The program, including related cash payments, is expected to be substantially complete by the end of 1995.

Interest expense, net, for the quarter and six months ended June 30, 1995 was $6,084,000 and $11,949,000, respectively, compared to $7,117,000 and
$13,129,000, respectively, for the same periods last year. The decrease in interest expense for the quarter and six months ended June 30, 1995 reflects lower domestic borrowings as a result of the Company's continuing cost management efforts coupled with lower effective borrowing rates. Total average borrowings for the six months ended June 30, 1995 and 1994 were $205,520,000 and 226,803,000, respectively. The average interest rate for both periods was approximately 10%.

Reflected in other income for the six months ended June 30, 1995 is a gain of approximately $2,500,000 resulting from the Company's sale of its distribution rights for Kidsongs Music Videos. The sale was made in conjunction with the Company's focus on the continued development of its core brands. Also included in other income in 1995 are foreign currency transaction gains of $1,407,000 primarily related to the devaluation of the dollar against most European currencies.

The Company recorded income tax benefits of $4,724,000 and $ 8,348,000 for the quarter and six months ended June 30, 1995, respectively, compared to $2,937,000 and $10,139,000 for the same periods last year.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Six Months Ended June 30, 1995
------------------------------

For the six months ended June 30, 1995, cash and cash equivalents decreased $16,089,000 to $14,387,000. Cash on hand and net borrowings of $8,967,000 under the Company's credit facilities funded the Company's cash requirements. The requirements consisted primarily of $12,049,000 of cash utilized by operations which include the year to date loss of $15,504,000, capital expenditures of $7,528,000 and fees and expenses associated with the Company's New Credit Facilities.

New Credit Facilities
---------------------

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

The revolving credit facilities consist of up to $35,000,000 for certain domestic entities (of which up to $10,000,000 may be used for letters of credit), $20,000,000 for Tyco Canada, and $35,000,000 for the Company's subsidiaries in the United Kingdom (UK). Availability under the domestic revolving credit is based upon inventory, as defined, and availability under the foreign revolving credits is based upon an aggregate of eligible accounts receivable and inventory, as defined. The revolving credit facilities are secured by a lien on substantially all of the Company's domestic assets and are also guaranteed by certain foreign subsidiaries. Subject to the maximum commitment under each of these facilities, borrowings are permitted on up to 60% of eligible inventory and, in the Canadian and UK agreements, up to 80% of eligible accounts receivable. Interest rates on borrowings are determined at the option of the borrower based on various indices, including LIBOR or bankers' acceptance rate, plus 2.5%

Under the terms of the New Credit Facilities, the Company and its subsidiaries are (1) subject to covenants and conditions relating to the maintenance of net worth, fixed charge coverage and income; (2) restricted from incurring additional indebtedness or certain obligations and from acquiring any other entities, whether by asset purchase, merger or otherwise; (3) restricted in the ability to pay dividends on capital stock subject to certain limitations; and
(4) permitted to guarantee additional amounts of debt incurred by certain of its subsidiaries up to an aggregate of $70,000,000. For the six months ended
June 30, 1995, the Company was not in compliance with certain covenants under the New Credit Facilities and has received a waiver from General Electric Capital Corporation. The Company is currently negotiating an amendment to the New Credit Facilities regarding revised financial covenants. The Company believes that it will satisfactorily finalize an amendment to the New Credit Facility during the third quarter.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under its credit facilities, and proceeds from potential equity or debt offerings. The Company believes that its existing credit facilities (when amended) and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Dividends
---------

The New Credit Facilities restrict the Company's ability to pay cash dividends on common stock until the Company achieves a defined level of tangible net worth. The terms of the 6% Series B Voting Convertible Exchangeable Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of common stock dividends by the Company.

The Company was able to issue additional shares of Preferred Stock in lieu of cash dividends on its preferred shares. Preferred Stock dividends totalled $1,574,000 during the first six months of 1995.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.
         -----------------
         Reference is made to note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
    (a)  Exhibits.
         --------
         11. Statements Regarding Computation of Income (Loss) Per Share-Quarters and Six Months Ended June 30, 1995 and 1994.

    (b)  Reports on Form 8-K.
         -------------------

         On April 5, 1995, the Company filed a current report on Form 8-K with the Securities and Exchange Commission for the purpose of updating the exhibits relating to certain of the Company's credit facilities.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TYCO TOYS, INC.
                                       ---------------
                                       Registrant

Date:  August 14, 1995                 By:  /s/ Harry J. Pearce
       ---------------                      -------------------
                                            Harry J. Pearce
                                            Vice Chairman,
                                            Chief Financial Officer,
                                            and Director

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NO.    DESCRIPTION                                          PAGE
-----------    -----------                                          ----

    11         Statements regarding computation of income
                (loss) per share for the quarters and six
                months ended June 30, 1995 and 1994.                 17