Form 10-Q
period 1995-09-30
TYCO TOYS INC
filed 1995-11-14
CIK 786130

                       SECURITIES & EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                   FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                               ------------------

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 1-9357
                       ------

                                 TYCO TOYS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        Delaware                                                   13-3319358
-----------------------                                       ------------------
(State of incorporation)                                       (I.R.S. Employer
                                                            Identification No.)


6000 Midlantic Drive, Mt. Laurel, New Jersey                         08054
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code              (609) 234-7400
--------------------------------------------------------------------------------


________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO____
   ------

Number of shares outstanding of each class of Registrant's Stock as of November 14, 1995

  Common, $.01 par value.................................... 34,817,568 shares
  Preferred, $.10 par value.................................      52,059 shares

                                TYCO TOYS, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1995

                                     INDEX


Part I.  Financial Information                                          Page
------------------------------                                          ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1995 and 1994
            and December 31, 1994                                         3

         Consolidated Statements of Operations - For the Quarters
            and Nine Months Ended September 30, 1995 and 1994             4


         Consolidated Statements of Stockholders' Equity - For the
            Nine Months Ended September 30, 1995 and the Year
            Ended December 31, 1994                                       5

         Consolidated Statements of Cash Flows - For the Nine Months
             Ended September 30, 1995 and 1994                            6


         Notes to Consolidated Financial Statements                      7-10


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11-14


Part II.    Other Information
-----------------------------

Item 1.  Legal Proceedings                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Part I.  Financial Information.
Item 1.  Financial Statements.
                                TYCO TOYS, INC.
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                              September 30,         December 31,
                                          ----------------------
                                              1995        1994         1994
                                          ----------  ----------  -------------
                                               (unaudited)
ASSETS
------
Current assets
   Cash and cash equivalents               $ 13,983    $ 16,488       $ 30,476
   Receivables, net                         284,620     289,161        211,400
   Inventories, net                          91,050     113,224         66,284
   Prepaid expenses and other current
    assets                                   21,048      23,086         24,389
   Deferred taxes                            16,733      17,389         17,231
                                            -------     -------        -------
          Total current assets              427,434     459,348        349,780

Property and equipment, net                  37,069      50,211         47,240
Goodwill, net of accumulated
 amortization                               228,249     232,738        231,292
Deferred taxes                               26,929      25,635         23,732
Other assets                                 21,301      18,375         18,591
                                            -------     -------        -------

          Total assets                     $740,982    $786,307       $670,635
                                            =======     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable                           $134,645    $141,233       $ 77,831
   Current portion of long-term debt            930       1,572          1,165
   Accounts payable                          53,280      53,346         51,325
   Accrued expenses and other current
    liabilities                             117,339     125,608         95,107
                                            -------     -------        -------
        Total current liabilities           306,194     321,759        225,428

Long-term debt                              147,343     147,302        146,851
Other liabilities                             2,350       1,758          2,124

Stockholders' equity
   Preferred stock, $.10 par value,
      $1,050 liquidation value per
      share, 1,000,000 shares
      authorized; 51,291, 48,332
      and 49,055 shares issued
      and outstanding as of
      September 30, 1995 and
      1994 and December 31, 1994,
      respectively                                5           5              5
   Common stock, $.01 par value,
      75,000,000 shares authorized;
      34,993,158, 34,878,316 and
      34,893,516 shares issued
      as of September 30, 1995
      and 1994 and December 31,
      1994, respectively                        350         348            349
   Additional paid-in capital               346,028     343,009        343,213
   Accumulated deficit                      (40,172)    (14,348)       (27,832)
   Treasury stock, at cost                   (1,595)     (1,595)        (1,595)
   Cumulative translation adjustment        (19,521)    (11,931)       (17,908)
                                            -------     -------        -------
     Total stockholders' equity             285,095     315,488        296,232
                                            -------     -------        -------

        Total liabilities and
         stockholders' equity              $740,982    $786,307       $670,635
                                            =======     =======        =======

See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                       Quarters Ended             Nine Months Ended
                                        September 30,               September 30,
                                   ------------------------    ------------------------
                                       1995            1994        1995            1994
                                   --------        --------    --------        --------

Net sales                          $226,285        $241,085    $494,037        $506,330
Cost of goods sold                  130,702         143,501     285,521         295,086
                                    -------         -------     -------         -------

Gross profit                         95,583          97,584     208,516         211,244

Marketing, advertising and
 promotion                           44,423          50,535     109,530         114,999
Selling, distribution and
 administrative expenses             31,666          30,425      87,494          86,645
Restructuring charges                     -           4,700       4,900           4,700
Amortization of goodwill              1,634           1,617       4,825           4,769
                                    -------         -------     -------         -------
Total operating expenses             77,723          87,277     206,749         211,113
                                    -------         -------     -------         -------

Operating income                     17,860          10,307       1,767             131

Interest expense, net                 8,410           8,207      20,359          21,336
Other (income) expense, net             406              64      (3,784)           (934)
                                    -------         -------     -------         -------

Income (loss) before
 income taxes                         9,044           2,036     (14,808)        (20,271)

Income tax provision (benefit)        3,498          10,139      (4,850)              -
                                    -------         -------     -------         -------

Net income (loss)                     5,546          (8,103)     (9,958)        (20,271)
Preferred stock dividends               808             750       2,382           1,375
                                    -------         -------     -------         -------

Net income (loss)
 applicable to common
 shareholders                      $  4,738        $ (8,853)   $(12,340)       $(21,646)
                                    =======         =======     =======         =======

Net income (loss) per
 common share                      $   0.14        $  (0.26)   $  (0.35)       $  (0.62)

Average common shares
 outstanding                         34,803          34,683      34,774          34,679



See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.

                Consolidated Statements of Stockholders' Equity
  For the Nine Months Ended September 30, 1995 (unaudited) and the Year Ended
                               December 31, 1994
                       (in thousands, except share data)

                                                                                Retained
                                                                 Additional     Earnings
                             Preferred Stock    Common Stock     Paid - In   (Accumulated
                             --------------  ------------------
                             Shares  Amount    Shares    Amount   Capital     Deficit)
----------------------------------------------------------------------------------------
Balance at December 31,
 1993                             -      $-  34,847,316    $348    $294,499      $  7,298


Exercise of stock options         -       -      46,200       1         208             -
Issuance of preferred stock  47,619       5           -       -      46,995             -
Preferred stock dividends     1,436       -           -       -       1,511        (2,157)
Foreign currency
 translation adjustment           -       -           -       -           -             -
Net loss                          -       -           -       -           -       (32,973)
-------------------------------------------------------------------------------------------

Balance at December 31,
 1994                        49,055       5  34,893,516     349     343,213       (27,832)

Issuance of restricted
 stock                            -       -      40,000       -         215             -
Exercise of stock options         -       -      59,642       1         254             -
Preferred stock dividends     2,236       -           -       -       2,346        (2,382)
Foreign currency
 translation adjustment           -       -           -       -           -             -
Net loss                          -       -           -       -           -        (9,958)
-------------------------------------------------------------------------------------------

Balance at September 30,
 1995                        51,291      $5  34,993,158    $350    $346,028      $(40,172)
===========================================================================================


                                                 Cumulative
                              Treasury Stock     Translation
                            ------------------
                             Shares     Amount   Adjustment      Total
                            ---------  --------  -----------  ------------
Balance at December 31,
 1993                        (175,590)  $(1,595)    $(23,101)     $277,449

Exercise of stock options           -         -            -           209
Issuance of preferred stock         -         -            -        47,000
Preferred stock dividends           -         -            -          (646)
Foreign currency
 translation adjustment             -         -        5,193         5,193
Net loss                            -         -            -       (32,973)
--------------------------------------------------------------------------

Balance at December 31,
 1994                        (175,590)   (1,595)     (17,908)      296,232

Issuance of restricted
 stock                              -         -            -           215
Exercise of stock options           -         -            -           255
Preferred stock dividends           -         -            -           (36)
Foreign currency
 translation adjustment             -         -       (1,613)       (1,613)
Net loss                            -         -            -        (9,958)
--------------------------------------------------------------------------

Balance at September 30,
 1995                        (175,590)  $(1,595)    $(19,521)     $285,095
==========================================================================


See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                           1995            1994
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                $(9,958)       $(20,271)
Adjustments to reconcile net loss to net cash
 utilized by operating activities:
  Non-cash interest                                         524             489
  Depreciation                                           21,366          16,579
  Amortization                                            7,522           6,240
  Deferred tax benefit                                   (5,194)              -
  Decrease in allowance for bad debts, returns,
   discounts and other
   receivable reserves                                   (9,920)        (13,246)
  Decrease in allowance for obsolescence and other
   inventory reserves                                    (2,649)         (2,176)
Change in assets and liabilities:
  Increase in receivables                               (64,918)        (47,457)
  Increase in inventories                               (23,690)         (9,789)
  Decrease in prepaid expenses and other current
   assets                                                 4,646           5,041
  Increase in other assets                                 (836)         (4,874)
  Increase (decrease) in accounts payable                 3,140         (11,022)
  Increase in accrued expenses and other current
   liabilities                                           25,720          12,720
                                                         ------          ------
Total adjustments                                       (44,289)        (47,495)
                                                         ------          ------

Net cash utilized by operating activities               (54,247)        (67,766)
                                                         ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Capital expenditures                                    (10,428)        (18,157)
Acquisition                                              (1,144)              -
                                                         -------         ------

Net cash utilized by investing activities               (11,572)        (18,157)
                                                         ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Repayment of long-term debt                                (829)        (10,894)
Increase in notes payable, net                           56,706          48,570
Debt financing fees                                      (5,920)              -
Proceeds from issuance of preferred stock                     -          47,000
Proceeds from issuance of common stock                      255             139
                                                         ------          ------

Net cash provided by financing activities                50,212          84,815
                                                         ------          ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (886)        (14,440)
---------------------------------------                  -------         ------

Net Decrease in Cash and Cash Equivalents               (16,493)        (15,548)
Cash and Cash Equivalents, Beginning of Year             30,476          32,036
                                                         ------          ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $13,983         $16,488
                                                         ======          ======

CASH PAYMENTS DURING PERIOD FOR:
  Interest                                              $24,614         $24,656
  Taxes                                                   1,464             343

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

Management has determined, considering all available evidence, including the Company's history of domestic earnings from prior years, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating loss and tax credit carryforwards, and other temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $58,483,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $43,662,000.

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

                                TYCO TOYS, INC.
                  Notes to Consolidated Financial Statements
                                  (unaudited)


(3)  RECEIVABLES, NET (IN THOUSANDS):
     ----------------

                                                September 30,      December 31,
                                          ---------------------
                                               1995        1994        1994
                                               ----        ----    -----------

    Trade receivables                      $315,231    $323,256      $251,141
    Other receivables                        10,250       9,325        11,040
    Less:
         Doubtful accounts                    6,563       7,465         6,312
         Returns, markdowns, discounts
            and other reserves               34,298      35,955        44,469
                                            -------     -------       -------
                                           $284,620    $289,161      $211,400
                                            =======     =======       =======

(4)  INVENTORIES, NET (IN THOUSANDS):
     ----------------
                                                September 30,      December 31,
                                          ---------------------
                                               1995        1994        1994
                                               ----        ----    -----------


    Raw materials                           $19,070    $ 22,515       $16,655
    Work-in-process                           2,096       2,606         1,893
    Finished goods                           80,207     102,348        60,708
    Less obsolescence and other
      reserves                               10,323      14,245        12,972
                                             ------     -------        ------
                                            $91,050    $113,224       $66,284
                                             ======     =======        ======

(5) ACQUISITION
    -----------

In accordance with the Purchase Agreement dated April 30, 1993, Tyco purchased the remaining 25% interest in its Mexican subsidiary, Ensueno-Tyco, for approximately $1,100,000. This transaction was completed in March 1995.

(6) RESTRUCTURING CHARGES
    ---------------------

During the second quarter of 1995, the Company adopted a restructuring program focused on reducing the overhead costs of its European, United Kingdom and Tyco Playtime units. The restructuring program is expected to generate annual savings in excess of $10,000,000 through combinations of job eliminations, facility consolidations and streamlined operations. The pre-tax restructuring charge of $4,900,000 consists of approximately $3,000,000 in termination and other employee benefits and $1,300,000 of facility consolidation costs which includes moving and lease termination payments as well as a $350,000 non-cash write-off of assets. The program, including related cash payments, is expected to be substantially complete by the end of 1995.

Included in operating expenses for the third quarter of 1994 was a $4,700,000 restructuring charge. This charge reflected the additional costs to close the Company's Italian subsidiary.

                                TYCO TOYS, INC.
                  Notes to Consolidated Financial Statements
                                  (unaudited)

(7) LEGAL PROCEEDINGS
    -----------------

Italian Litigation
------------------
In 1994, the former managing director of the Company's Italian subsidiary initiated court action against the Company in Italy. The action, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary, resulted in the sequestration of the Company's shares in the subsidiary and prevented the completion of the announced sale of the subsidiary to Giochi Preziosi S.A., an Italian toy distributor. The case is set for trial in 1996. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation, and the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity. The liquidating Trustee has also lodged claims against the former managing director on behalf of the subsidiary.

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

(8) NET INCOME (LOSS) PER SHARE
    ---------------------------

Net income (loss) per share is computed by dividing the loss applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Outstanding options, convertible subordinated notes and convertible preferred stock were determined to be not dilutive for the periods presented, and were therefore excluded from the per share calculations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

RESULTS OF OPERATIONS
---------------------
Net sales for the quarter and nine months ended September 30, 1995 were $226,285,000 and $494,037,000, respectively, compared to $241,085,000 and
$506,330,000, respectively, for the same periods last year. Sales for the Tyco Domestic unit decreased 4.2% to $108,637,000 for the quarter compared to the comparative period in the prior year primarily due to the exclusion of certain discontinued lines from 1995 results (approximately 60% of the decrease) coupled with other net changes in sales mix. Domestic sales for the nine months were up 2.5% to $273,389,000 over the prior year, reflecting improved performance of certain categories (i.e. Radio Control and Dr. Dreadful) as well as new product introductions (i.e. Doodle Bear, BattleTech, Casper and Little Kiddles). In the International division, sales for the quarter and year to date were 7.3% and 8.5% lower, respectively, than the 1994 comparable periods. These decreases were primarily attributable to weaker sales in Europe, particularly in France, Germany and the United Kingdom, which more than offset the increases in the Company's other international operations. In the Company's Playtime unit, sales for the quarter and year to date were 3.8% and 3.1% lower, respectively, than the comparable periods in the prior year, primarily as a result of reduced sales of non-preschool products.

Gross profit as a percentage of sales for the quarter and nine months ended September 30, 1995 was 42.2%, compared to 40.5% and 41.7%, respectively, for the same periods in 1994. Improved domestic and international margins were partially offset by lower margins generated by the Company's Playtime operation. Domestic margins improved for the quarter and nine months ended September 30, 1995 primarily as a result of reduced duty costs. International margins improved for both the quarter and year to date over the comparable periods in 1994 which had been negatively impacted by sales of carryover inventory. At Tyco Playtime, increased tooling and royalty cost coupled with higher vendor costs contributed to the decline in margins for both the quarter and year to date.

Operating expenses were $77,723,000 and $206,749,000 for the quarter and nine months ended September 30, 1995, respectively, compared to $87,277,000 and $211,113,000 for the same periods in 1994. The reduction in operating expenses for the quarter was primarily attributable to reduced marketing expenses and a $4,700,000 restructuring charge reflected in the third quarter of 1994. This charge reflected the additional costs to close the Company's Italian subsidiary. The reduction in the Company's year to date operating expenses was attributable to decreased marketing expenses. During the second quarter of 1995, the Company adopted a restructuring program focused on reducing overhead costs in its European, United Kingdom and Tyco Playtime units. The restructuring program is expected to generate annual savings in excess of $10,000,000 through combinations of job eliminations, facility consolidations and streamlined operations.

The Company's 1995 restructuring program included the elimination of 10% of the Company's worldwide salaried workforce. As part of the restructuring, the Company consolidated the marketing and administrative functions of its subsidiaries in Germany, France and Benelux at the Company's recently established European Headquarters in Belgium. In the United Kingdom, the Company consolidated its Tyco (UK) and Matchbox (UK) operations. The restructuring also includes a reorganization of Tyco Playtime, with its non-preschool products and certain administrative functions being consolidated into Tyco U.S., and the newly-named Tyco Preschool division focusing on the profitable long-term growth of the remaining preschool business, primarily Sesame Street/(R)/ toy products. The reduction in workforce includes the elimination of 72 positions in Continental Europe and the United Kingdom and 61 positions at Tyco Preschool and Tyco U.S.

The 1995 restructuring charge primarily consists of approximately $3,000,000 in termination and other employee benefits and $1,300,000 of facility consolidation costs which includes moving costs and lease termination payments as well as a $350,000 non-cash write-off of assets. The program, including related cash payments, is expected to be substantially complete by the end of 1995.

Interest expense, net, for the quarter and nine months ended September 30, 1995 was $8,410,000 and $20,359,000, respectively, compared to $8,207,000 and
$21,336,000, respectively, for the same periods last year. The decrease in interest expense for the nine months ended September 30, 1995 reflects lower borrowings as a result of the Company's continuing cost management efforts. Total average borrowings for the nine months ended September 30, 1995 and 1994 were $223,403,000 and $231,712,000, respectively. The average interest rate for both periods was approximately 11%.

Reflected in other income for the nine months ended September 30, 1995 is a gain of approximately $2,500,000 resulting from the Company's sale of its distribution rights for Kidsongs music videos. The sale was made in conjunction with the Company's focus on the continued development of its core brands. Also included in other income for the nine months ended September 30, 1995 are net foreign currency transaction gains of $1,341,000 primarily related to the devaluation of the dollar against most European currencies.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Nine Months Ended September 30, 1995
------------------------------------

For the nine months ended September 30, 1995, cash and cash equivalents decreased $16,493,000 to $13,983,000. Cash on hand and increased borrowings of $56,706,000 under the Company's credit facilities funded the Company's cash requirements. The requirements consisted primarily of $54,247,000 of cash utilized by operations which include the year to date loss of $9,958,000, the seasonal increase in receivables and inventories, capital expenditures of $10,428,000, and fees and expenses associated with the Company's New Credit Facilities (as further described below).

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

The revolving credit facilities consist of up to $35,000,000 for certain domestic entities (of which up to $10,000,000 may be used for letters of credit), $20,000,000 for Tyco Canada, and $35,000,000 for the Company's subsidiaries in the United Kingdom (UK). Availability under the domestic revolving credit is based upon inventory, as defined, and availability under the foreign revolving credits is based upon an aggregate of eligible accounts receivable and inventory, as defined. The revolving credit facilities are secured by a lien on substantially all of the Company's domestic assets and are also guaranteed by certain foreign subsidiaries. Subject to the maximum commitment under each of these facilities, borrowings are permitted on up to 60% of eligible inventory and, in the Canadian and UK agreements, up to 80% of eligible accounts receivable. Interest rates on borrowings are determined at the option of the borrower based on various indices, including LIBOR or bankers' acceptance rate, plus 2.5%

Under the terms of the New Credit Facilities, the Company and its subsidiaries are (1) subject to covenants and conditions relating to the maintenance of net worth, fixed charge coverage and income; (2) restricted from incurring additional indebtedness or certain obligations and from acquiring any other entities, whether by asset purchase, merger or otherwise; (3) restricted in the ability to pay dividends on capital stock subject to certain limitations; and
(4) permitted to guarantee additional amounts of debt incurred by certain of its subsidiaries up to an aggregate of $70,000,000. During the second quarter ended June 30, 1995, the Company was not in compliance with certain financial covenants under the New Credit Facilities and received a waiver from General Electric Capital Corporation. The Company has amended the New Credit Facilities to reflect revisions to its financial covenants.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under its credit facilities, and proceeds from potential equity or debt offerings. The Company believes that its existing credit facilities and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

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

The Company issued additional shares of Preferred Stock in lieu of cash dividends on its preferred shares. Preferred Stock dividends totalled $2,382,000 during the nine months ended September 30, 1995.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.
         -----------------
         Reference is made to note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
   (a)   Exhibits.
         --------
         11. Statements Regarding Computation of Income (Loss) Per Share-Quarters and Nine Months Ended September 30, 1995 and 1994.

   (b)   Reports on Form 8-K.
         -------------------
         None.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TYCO TOYS, INC.
                                    ---------------
                                    Registrant

Date:  November 14, 1995            By:  /s/ Harry J. Pearce
       -----------------                 -------------------
                                         Harry J. Pearce
                                         Vice Chairman,
                                         Chief Financial Officer,
                                         and Director

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.        DESCRIPTION                                            PAGE
-----------        -----------                                            ----

    11             Statements regarding computation of
                    income (loss) per share for the quarters and nine
                    months ended September 30, 1995 and 1994.              18

                                                                      Exhibit 11
                                TYCO TOYS, INC.
                     Computation of Income (Loss) Per Share
                    (in thousands, except per share amounts)

                                             Quarters Ended       Nine Months Ended
                                              September 30,         September 30,
                                          ---------------------  --------------------
                                            1995        1994       1995       1994
                                            ----        ----       ----       ----
PRIMARY INCOME (LOSS) PER SHARE:
1.    Net income (loss)                  $ 5,546     $ (8,103) $ (9,958)  $(20,271)
2.    Less preferred dividends               808          750     2,382      1,375
                                          ------      -------    ------     ------
3.    Net income (loss)
       applicable to common
        shareholders                     $ 4,738     $ (8,853) $(12,340)  $(21,646)
                                          ======      =======    ======     ======

4.    Weighted average shares
       outstanding                        34,803       34,683    34,774     34,679
5.    Add additional shares
       issuable upon the assumed
       exercise of outstanding stock
          options *                            -            -         -          -
                                          ------      -------    ------     ------
6.    Adjusted weighted average
      shares outstanding                  34,803       34,683    34,774     34,679
                                          ======      =======    ======     ======

7.    Net income (loss) per share
      (3 + 6)                            $  0.14     $  (0.26)  $ (0.35)   $ (0.62)
                                          ======      =======    ======     ======


FULLY DILUTED INCOME (LOSS) PER SHARE:

8.    Line 3 above                         4,738       (8,853)  (12,340)   (21,646)
9.    Add back preferred
      dividends (line 2)                     808          750     2,382      1,375
10.   Add back interest, net of
      tax, on assumed conversion of
       the Company's 7%
        Convertible
         Subordinated Notes                  165          253       535        759
                                          ------      -------    ------     ------
11.   Adjusted net income (loss)         $ 5,711     $ (7,850)  $(9,423)  $(19,512)
                                          ======      =======    ======     ======

12.   Weighted average shares
       outstanding (line 4)               34,803       34,683    34,774     34,679
13.   Add additional shares
       issuable upon the assumed
        exercise
         of outstanding stock
          options *                            -            -         -          -
14.   Add additional shares
       issuable upon the assumed
         conversion of the
          Company's 7% Convertible
      Subordinated Notes                   1,549        1,446     1,515      1,414
15.   Add additional shares
       issuable upon the assumed
        conversion of the
         Company's Convertible
          Preferred Stock                  5,373        5,062     5,294      3,098
                                          ------      -------    ------     ------
16.   Adjusted weighted average
       shares outstanding                 41,725       41,191    41,583     39,191
                                          ======      =======    ======     ======

17.   Net income (loss) per share
       (11+16) **                        $  0.14     $  (0.19)  $ (0.23)   $ (0.50)
                                          ======      =======    ======     ======



* For the calculation of income (loss) per share, the inclusion of the assumed exercise of options is not dilutive for the periods presented and, therefore, such assumed exercise is excluded from the per share calculations.

** Fully diluted income (loss) per share is not presented in the Consolidated Statements of Operations as the assumed conversions of the Company's Convertible Preferred Stock and Convertible Subordinated Notes are not dilutive for the periods presented.