Form 10-K
period 1995-12-31
TYCO TOYS INC
filed 1996-03-27
CIK 786130

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the transition period from ___________ to ____________
                        Commission File Number:  1-9357

                                TYCO TOYS, INC.
            (Exact name of registrant as specified in its charter)
               Delaware                               13-3319358
      (State or other jurisdiction       (I.R.S. Employer Identification No.)
           or organization)


                                Tyco Toys, Inc.
                 6000 Midlantic Drive, Mt. Laurel, New Jersey
                   (Address of principal executive offices)

                                     08054
                                  (Zip Code)

             (Registrant's Telephone number, including area code)
                                 (609)234-7400
Securities registered pursuant to Section 12(b) of the Act:


                 Title of Each Class                                      Name of Each Exchange on which registered
-------------------------------------------------                   ---------------------------------------------------
Common Stock                                                         New York Stock Exchange
                                                                     Philadelphia Stock Exchange
Senior Subordinated Debentures                                       New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days,      Yes  X     No
                                            ----      ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 15, 1996 was $208,882,596

    Numbers of shares of Common Stock outstanding as of March 22, 1996:
34,813,766

    Documents Incorporated by Reference

    Proxy Statement for Annual Meeting of Stockholders to be held May 26, 1996 is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                    Part I.

Item 1. Business

        Tyco designs and markets, on a worldwide basis, a broad range of toy products.

        The Company includes Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its direct and indirect wholly-owned subsidiaries. Principal subsidiaries include Tyco Industries Inc. (Tyco Industries), Tyco (Hong
        Kong) Ltd., Tyco Manufacturing Corp., Tyco Distribution Corp., Tyco Manufacturing (Europe) Inc., Tyco Funding I Corp., Tyco Funding II Corp., Tyco Toys (UK) Ltd., Matchbox Toys, Ltd., Tyco Toys (France) S.A., Tyco Toys (Canada) Inc., Tyco Toys Europe n.v., Tyco Toys (Benelux) n.v., Tyco Matchbox (Deutschland) GmbH, Tyco Toys (Espana) S.A., Tyco Preschool Toys Inc. (Tyco Preschool), Ensueno-Tyco Toys de Mexico, Tyco Services Inc., Universal Product Innovations, Inc., Tyco Toys (Switzerland) A.G., Tyco Toys GmbH and Tyco Toys (New Zealand) Pty. Ltd.

        Tyco owns a 75% interest in Croner-Tyco Toys Pty., Ltd., an Australian Company, and a 50% interest in Rivergate Partnership L.P., an operator of warehousing space in Portland, Oregon.

        Tyco also owns interests in foreign joint venture entities including a manufacturing entity in Thailand, and three manufacturing entities and one tool-making entity in the Peoples Republic of China.

        The Company markets its toys through three separate marketing groups:
        Domestic (Tyco U.S.), International, and Tyco Preschool.

        TYCO U.S.

        In 1995, Tyco's domestic sales rose approximately 3% and the U.S. division, which designs and develops most of the toys marketed by the Company around the world, improved its operating results for the second successive year. An ongoing focus on strengthening the Company's core brands and the successful introduction of new toys contributed to the improved results of this group in 1995.

        Radio Control
        -------------

        Tyco maintains the largest market share in the radio control toy category. In 1995, Tyco's line featured the top selling 6.0V Jet Turbo/R/ Rebound 4x4/TM/ and the Harley-Davidson/R/ Radio Control Motorcycle. For 1996, Tyco's line will include the 6.0V Jet Turbo Dagger/TM/, a three wheeled dragster, the 6.0V Jet Turbo Samurai/TM/ racing motorcycle, the 9.6V Turbo Mutator/TM/ as well as the return of Rebound 4x4/TM/.

        Matchbox/R/
        -----------

        Matchbox/R/ is among the Company's largest core brands. In 1996, Tyco is expanding this line to include Action System/TM/, a new track system featuring interconnecting, interchangeable track and traditional playsets. In 1995, the line grew by over 5% primarily as a result of the Collectibles business and the new Zero G/TM/ action track system. In addition, the Company is further developing the Matchbox Collectibles business in 1996 by adding new product to the core line of vehicles including Peterbilt/TM/ Tractor Trailer replicas and an expansion of its fire engine series.

        Large Dolls
        -----------

        The Company is among the market leaders in the large doll category. In 1996, the Company will market several TV-advertised large dolls including a new version of My Newborn Nancy/TM/. Brand new for 1996 are the value-priced Baby Wiggles 'n Giggles/TM/, and Milk 'n Cookies Baby/TM/. Tyco is also expanding its line of promoted Kenya/R/ African-American dolls with Bedtime Kenya/TM/, which comes with a book featuring an African-American story, and Hairplay Fun Kenya/TM/, which allows girls to create designer hairstyles.

        Magna Doodle/R/
        ---------------

        Magna Doodle/R/ continues to be the number one selling drawing toy worldwide. The Company's "try-me" packaging and second year of parent-directed advertising helped increase Magna Doodle sales in 1995. In 1995, the Company also introduced the Magna Doodle/R/ 3-in-1 Play Center, a child's table-top desk with three board surfaces for doodling, drawing and playing with building blocks. In 1996, the Color Doodler/TM/, an erasable color marker board set is being added to the line.

        Electric Racing
        ---------------

        Tyco continues to maintain a leading market share in the electric racing category. For 1996, the Company will feature 1995's successful Haunted Highway/TM/ race set which highlights a monster's rolling eyeball as an obstacle and Super Cliff Hangers/TM/ race sets with cars that race up a wall, upside down and through a loop. New in 1996 will be Gravity Twisting Cliff Hanger/R/ which, along with the existing race sets for 1996, will offer Tyco's faster Magnum X-3/TM/ cars.

        In 1996 Tyco will be introducing a new concept in racing. Combining Tyco's skills in both the radio control and racing categories, the Radio Control Speedway/TM/ features two full function radio control trucks and a racetrack layout.

        Games
        -----

        Tyco's core game business growth is based on the continued strength of classic games such as Toss Across/R/, Rock em Sock em Robots/R/, Jeopardy!/R/, Wheel of Fortune/R/, Magic 8 Ball/R/, Rebound/R/ and Kerplunk/R/. In 1996, four new games are being introduced: Pickin Chickens/TM/, an action game of collecting chicken eggs; Power Zone/TM/, an arcade-like turbo-disk shooting action game; Up for Grabs/TM/, an interactive word game; and Game Babies/TM/, a series of action games featuring miniature baby-shaped playing pieces.

        View-Master/R/
        --------------

        Tyco's View-Master/R/ line of 3-D viewers continues to hold the dominant market share in this category. In 1996, new story reels featuring Disney classics like the Hunchback of Notre Dame, 101 Dalmatians and Toy Story, along with titles based upon Flipper and Spiderman join the existing inventory of titles offered.

        Other Toys
        ----------

        Girls' Toys

        Tyco's line of plush toys has continued to expand in 1995 led by the successful introduction of Doodle Bear/TM/. In 1996, Doodle Bear/TM/ is further expanded to include Doodle Pets/TM/ and Secret Message Doodle Bear/TM/. Two value-priced plush products, Doggie Bag Doggies/TM/, little puppies with a unique packaging concept and the Lil' Fursons/TM/ line of fluffy creatures will be added to the 1996 line. Tyco will also offer an electronic talking plush doll in 1996, Real Talkin' Bubba/TM.

        Tyco will be offering a new line of diecast kitchen, food and dining miniatures in 1996 called Kitchen Littles/TM/. The line is designed for girls' role-playing and is scaled to be compatible with all fashion dolls so that the products will also have a place in the fashion doll accessory market.

        Activity Toys

        Tyco's Doctor Dreadful/TM/ 'looks gross, tastes great' playsets were very successful in 1995, and an expanded line for 1996 will feature the new Doctor Dreadful MD/TM/ line of products. A more conventional cooking line is also available with Tyco's Betty Crocker/R/ Watch-It Bake/R/ Oven and 3-Minute Ice Cream Maker/TM/. In addition, Tyco's line of science and crafts sets returns in 1996. Fingernail Fun/TM/, which provides for fingernail decorating play, and Scrunch 'n Wear Minis/TM/, which allows girls to make the latest fashion hairwear, will also be joining the Fashion Magic/R/ girls' activity line.

        Children's Electronics

        In 1996, Tyco will be entering a new category, Children's Electronics. The Company's proprietary product in this category is TycoVideoCam/TM/, a child's video camera. Key features of this product are its $100 retail price, which is significantly less than adult video cameras, its point-and-shoot, easy-to-use design, and its durability.

        Direct Import

        For 1996, Tyco US will be marketing a line of products offered on a letter of credit basis (direct import) which were previously sold by its Tyco Playtime division. Certain of the products are lower cost versions of Tyco's promoted brand names, for example, Matchbox/R/ or Doodle Bear/TM/. In addition, 1996 direct import products will continue to include well known dolls from the past, such as Tiny Tears/R/ and Betsy Wetsy/R/. A new line of plush toys also will be introduced in 1996 using the brand name of the successful direct marketing company, Vermont Teddy Bears/TM/.

        TYCO INTERNATIONAL

        In 1996, the Company's International subsidiaries will continue to market products developed by the Tyco U.S. business unit as well as, in select countries, third-party product. The Company's International subsidiaries accounted for approximately 34% of 1995's consolidated sales. In order to reduce its operating costs, the Company extensively reorganized its International operations in 1995. As part of the restructuring, the Company consolidated the marketing and administrative functions of its subsidiaries in Germany, France and Benelux into the Company's newly created European Headquarters in Belgium. In the United Kingdom, the Company consolidated its Tyco and Matchbox operations. The Company is also closing its manufacturing facility located in Temse, Belgium and its distribution facility located in the United Kingdom.

        TYCO PRESCHOOL

        In 1996, new Sesame Street/R/ toys will be added to the historically popular line of Sesame Street products including new plush, talking and promotional lines. Tyco Preschool will also expand the product offering of its Looney Tunes Lovables/TM/ line, which is based on Warner Bros.' characters as toddlers. Two new Sesame Street products, 1-2-3 Melody Keys/TM/ and Tickle me Elmo/TM/, will be marketed with television advertising in 1996.

        During 1995, the Company also restructured its Tyco Playtime Unit whereby its non-preschool products and certain administrative functions were consolidated into Tyco U.S. As part of the program, Tyco Playtime was renamed Tyco Preschool with its focus on the profitable long-term growth of the preschool business, primarily Sesame Street/R/ toy products. In connection with this focus, Children's Television Workshop
        (CTW), designated the Company as its primary toy licensee in June 1995. Under the terms of the agreement, Tyco will nearly double the number of Sesame Street/R/ product categories, including the plush toy category. The Company was also awarded the rights to several additional categories including pop-up toys, figurines, talking phones, and diecast vehicles.

                                                                               5
        Seasonality and Backlog



        The toy industry is highly seasonal due to heavy consumer demand for toy products during the December holiday season. Traditionally, orders received by toy manufacturers in the first six months range between 55% to 90% of total calendar year orders, while shipments for that period represent 30% to 40% of the year's total. Due to these significant fluctuations, the results of operations for any quarterly period are not necessarily indicative of the results of operations for the full year.

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

        Design and Development

        The Company is engaged in a continuing product development and packaging design program. The Company spent $20,740,000, $17,519,000 and $19,062,000 in the years ended December 31, 1995, 1994 and 1993, respectively, for this program. The Company employs its own designers, artists, model makers, and product engineers, and also utilizes independent inventors who submit their ideas and designs. Typically, the Company acquires exclusive rights from inventors to market such items under agreements which provide for royalty payments to the designer or inventor for varying periods.

        Marketing and Distribution

        The Company markets its products in the United States to large retail chains, wholesalers and independent retailers through full-time salesmen and several independent sales representative organizations. The Company markets its products internationally in various foreign countries through its subsidiaries and licensees. International sales accounted for approximately 34%, 40% and 41% of the Company's sales in the three years ended December 31, 1995, 1994 and 1993, respectively.

        For the years ended December 31, 1995, 1994 and 1993, approximately 62%, 59% and 54%, respectively, of the Company's net sales were attributable to its ten largest customers. For the years ended December 31, 1995, 1994 and 1993, Toys "R" Us, Inc. (Toys "R" Us), a chain of retail toy stores, accounted for 25%, 27% and 24%, respectively, of Company revenues. During the three years ended December 31, 1995, Wal-Mart Stores, Inc. (Wal-Mart), a chain of discount stores, accounted for approximately 13%, 10% and 9%, respectively, of net sales. No other customer accounted for more than 10% of net sales during these periods. The Company's business would be adversely impacted in the event that it lost either Toys "R" Us or Wal-Mart as a customer. The Company believes, however, that its relationships with Toys "R" Us and Wal-Mart are good and it has no reason to expect such a development.

        The primary competitive factors with respect to the Company's products are consumer identification, price, play-value and quality of manufacturing. The Company utilizes a high level of product promotion primarily through advertising in order to retain consumer recognition of, and commercial success for, its product lines. The Company's advertising program is similar to other companies in the toy industry in that most of its advertising budget is allocated to children-oriented television programming. In 1995, 1994 and 1993, the Company's expenditures for marketing, advertising and promotion were approximately 23%, 23% and 25% of net sales, respectively.

        Trademarks

        The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. In 1995, the most important of these were Tyco/R/, View-Master/R/, 9.6V Turbo/R/, Matchbox/R/, Doctor Dreadful/TM/, 6.0V Jet Turbo Rebound/TM/, Doodle Bear/TM/ and Kenya/R/, all of which are owned by the Company, and the licensed trademarks, Sesame Street/R/, Kitty Kitty Kittens/R/, Looney Tunes/R/, Magna Doodle/R/ and Harley-Davidson/R/.

        License agreements for certain trademarks require minimum guaranteed royalty payments over the term of the license. Reference is made to note 10 of the Notes to Consolidated Financial Statements.

        Competition

        The toy industry is highly competitive. Some of the Company's competitors are significantly larger firms which have greater financial resources than the Company.

        The Company holds the leading market share in several of its product categories, including radio control vehicles, electric racing, drawing toys, and 3-D viewers. Other major product categories in which the Company holds a significant market share include diecast vehicles, plush toys, activity toys, action games and dolls.

        Manufacturing and Suppliers

        Tyco (Hong Kong) Ltd. negotiates with factories throughout the Orient for the manufacture of various Tyco products. Products obtained by Tyco (Hong Kong) Ltd. are shipped to facilities of the Company or its licensees where they are packaged and/or distributed. The Company's radio control toy products are manufactured in the Orient exclusively by Taiyo Kogyo Co., Ltd., a company in which Tyco holds an 18.5% ownership interest. Reference is made to note 14 of the Notes to Consolidated Financial Statements. The View-Master product line is manufactured in Beaverton, Oregon. The Matchbox product line is manufactured primarily at joint venture facilities in Thailand and the People's Republic of China. The Company's suppliers utilize manufacturing facilities located in China, Hong Kong and other Asian countries. The Company could be adversely affected by political or economic disruptions affecting businesses in or trade with such countries. The most favored nation (MFN) status for China was extended until June 1996. If the United States Congress were to override such extension or place significant conditions on MFN status for China or if such MFN status should terminate for any other reason, the result would be the imposition of burdensome duties on toys made in China and imported into the United States. The European Community has also imposed limitations on the importation of Chinese products. To date, such regulations have not materially affected the Company.

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

        Employees

        As of December 31, 1995, the Company employed approximately 2,200 people, including approximately 1,000 in various foreign countries. In the opinion of management, the Company has good working relations with its employees.

Item 2. Properties

        The Company leases a total of 1,400,000 square feet for its operations and administrative offices. The Company believes that its facilities are suitable for its business needs at the present time and for the immediate future.

Item 3. Legal

        Reference is made to note 10 of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

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

                                        1995               1994
                                   --------------     ---------------

                  Quarter          High      Low      High      Low
                  -------          ----      ---      ----      ---
                  First          $5.750    $4.500    $9.750    $8.375
                  Second          7.375     4.625     9.000     6.625
                  Third           7.125     5.250     8.500     6.750
                  Fourth          5.875     4.250     8.125     5.375

        Stockholders

        As of March 15, 1996, the number of shareholders of Tyco common stock was approximately 24,500.

        Dividends

        Total cash dividends declared on common stock during 1993 were $2,531,000. During 1994 and 1995, the Company was precluded from paying cash dividends pursuant to restrictions under its principal credit facilities. The new credit facilities entered into with General Electric Capital Corporation and affiliates on February 24, 1995 restrict the Company's ability to pay cash dividends until the Company achieves a defined level of tangible net worth. Reference is made to note 5 of the Notes to Consolidated Financial Statements. The terms of the Company's 6% Series B Voting Convertible Exchangeable Preferred Stock, 10.125% Senior Subordinated Notes and 7% Convertible Subordinated Notes also have limitations on the payment of dividends by the Company.

        The Company was required to pay stock dividends on its preferred stock. Dividends issued in shares of preferred stock in lieu of cash during 1995 and 1994 were $3,200,000 and $2,157,000, respectively.

Item 6. Selected Financial Data
(In thousands, except per share data)

The following table presents selected historical financial data for the Company. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto of the Company.

                                                           Year Ended December 31,
                                            ------------------------------------------------------
                                               1995        1994        1993       1992      1991
                                            ----------  ----------  ----------  --------  --------
Operating Data:
Net sales [1]                                $709,109    $753,098    $730,179   $768,589  $548,701
                                             ========    ========    ========   ========  ========
Restructuring and other
  special charges [2]                           8,900       4,700      28,214      2,797     6,938
Operating income (loss)                        (2,282)        635     (56,914)    44,082    46,277
Interest and other expense, net                25,952      32,108      26,426     13,946    19,083
                                             --------    --------    --------   --------  --------
Income (loss) before income taxes
  and extraordinary loss                      (28,234)    (31,473)    (83,340)    30,136    27,194
Provision (benefit) for income taxes [3]       (1,005)      1,500     (13,400)    12,124     7,994
                                             --------    --------    --------   --------  --------
Income (loss) before extraordinary item       (27,229)    (32,973)    (69,940)    18,012    19,200
Extraordinary loss on retirement
  of debentures, net of tax benefit                 -           -           -          -       759
                                             --------    --------    --------   --------  --------
Net income (loss)                             (27,229)    (32,973)    (69,940)    18,012    18,441
Preferred stock dividends                       3,200       2,157           -          -         -
                                             --------    --------    --------   --------  --------
Net income (loss) applicable
  to common shareholders                     $(30,429)   $(35,130)   $(69,940)  $ 18,012  $ 18,441
                                             ========    ========    ========   ========  ========

Net income (loss) per common share:
Primary:
  Income (loss) before extraordinary
    loss                                     $  (0.87)   $  (1.01)   $  (2.08)  $   0.60  $   1.14
  Extraordinary loss                                -           -           -          -      0.04
                                             --------    --------    --------   --------  --------
  Net income (loss)                          $  (0.87)   $  (1.01)   $  (2.08)  $   0.60  $   1.10
                                             ========    ========    ========   ========  ========
Fully diluted:
  Income (loss) before extraordinary
    loss                                     $  (0.87)   $  (1.01)   $  (2.08)  $   0.60  $   0.97
  Extraordinary loss                                -           -           -          -      0.03
                                             --------    --------    --------   --------  --------
  Net income (loss)                          $  (0.87)   $  (1.01)   $  (2.08)  $   0.60  $   0.94
                                             ========    ========    ========   ========  ========

Dividends per common share                   $      -    $      -    $  0.075   $   0.10  $      -
                                             ========    ========    ========   ========  ========

Weighted average shares outstanding:
    Primary                                    34,788      34,687      33,595     29,743    18,412
                                             ========    ========    ========   ========  ========
    Fully diluted                              34,788      34,687      33,595     31,127    25,152
                                             ========    ========    ========   ========  ========

                                       As of December 31,
                        ------------------------------------------------
                          1995      1994      1993      1992      1991
                        --------  --------  --------  --------  --------
Balance Sheet Data:
Working capital         $103,851  $124,352  $132,341  $212,616  $125,292
Total assets             615,132   670,635   715,169   749,229   390,338
Short-term debt           61,976    78,996    84,222    29,664     5,027
Long-term debt           147,180   146,851   179,771   198,865    91,017
Stockholders' equity     265,340   296,232   277,449   335,241   181,222

[1]  See note 1 of the Notes to Consolidated Financial Statements of the
     Company.

[2]  See note 2 of the Notes to Consolidated Financial Statements of the
     Company.

[3]  See note 8 of the Notes to Consolidated Financial Statements of the
     Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary
-------
Results of operations expressed as a percentage of net sales:


                                             Year Ended December 31,
                                         -----------------------------

                                          1995        1994        1993
                                         -----       -----       -----
Net sales                                100.0%      100.0%      100.0%
Cost of goods sold                        58.7        59.1        59.8
                                         -----       -----       -----
Gross profit                              41.3        40.9        40.2
Marketing, advertising
 and promotion                            22.7        22.9        24.7
Selling, distribution and
 administrative expenses                  16.8        16.4        18.5
Restructuring and other
 special charges                           1.2         0.6         3.9
Amortization of goodwill                   0.9         0.8         0.9
                                         -----       -----       -----
Total operating expenses                  41.6        40.7        48.0
                                         -----       -----       -----
Operating income (loss)                   (0.3)        0.2        (7.8)
Interest expense, net                      4.0         4.2         3.2
Foreign exchange loss                        -         0.4         0.5
Other income, net                         (0.3)       (0.3)       (0.1)
                                         -----       -----       -----
Loss before income taxes                  (4.0)       (4.1)      (11.4)
Provision (benefit) for income
 taxes                                    (0.1)        0.2        (1.8)
                                         -----       -----       -----
Net loss                                 (3.9)%      (4.3)%      (9.6)%
                                         =====       =====       =====

Results of Operations
---------------------

Year Ended December 31, 1995 vs. Year Ended December 31, 1994


The Company markets its toys through three separate groups: Domestic, International and Tyco Preschool (certain previously reported amounts have been reclassified to conform to the 1995 presentation). Net sales were $709,109,000 in 1995 compared to $753,098,000 in 1994, a decrease of $43,989,000 or 5.8%. In the Company's Domestic unit, sales increased $11,783,000 or 3.1% to $386,058,000. Sales of Radio Control products (12.3% increase), led by the new Rebound/TM/ product, Matchbox products (5.5% increase) particularly Collectibles and Drawing toys (9.6% increase), contributed to the majority of the sales growth. International sales, however, decreased in 1995 to $242,090,000 from $289,141,000 in the prior year. This decrease was primarily attributable to weaker sales in Europe, particularly in the United Kingdom, Germany, France and the Benelux Countries, which collectively represented over $50 million in reduced sales and offset increases in the Company's other International operations. The sales decrease in the United Kingdom and Benelux were primarily attributable to discontinued product lines (e.g. action figures). In Germany and France, the weak retail environment, particularly with respect to radio control and Matchbox products, together with certain inefficiencies resulting from the Company's restructuring program contributed to the sales declines. Sales of the Company's Tyco Preschool products were $84,171,000 in 1995, a $7,208,000 reduction from the 1994 level primarily as a result of reduced sales of non-Sesame Street(R) products.

Gross profit was $292,873,000 in 1995 compared to $307,704,000 in 1994, a decrease of $14,831,000 or 4.8%, primarily due to the reduced sales volume. Gross profit as a percentage of net sales increased marginally to 41.3% from 40.9% in 1994. Domestic margins improved by approximately 2% and International margins remained relatively unchanged. Preschool margins, however, declined by approximately 6.0%. Domestic margins improved for the year primarily as a result of reduced duty costs. Reduced margins in the Preschool business reflect increased tooling and royalty costs coupled with increased vendor costs for plastic resin. By year end 1995, resin costs had declined substantially from mid-year levels.

Total operating expenses in 1995 were $295,155,000, representing an $11,914,000 improvement over the prior year despite a current year restructuring charge of $8,900,000. This reduction reflects the Company's continued cost containment efforts. On a business unit basis, Domestic operating expenses decreased slightly. Internationally, operating expenses were reduced by $12,090,000 over 1994. Approximately 70% of this reduction reflects volume-related reduced marketing costs with the remainder attributable to the Company's restructuring and streamlining initiatives. In the Preschool business, a $3,758,000 or 16% reduction in operating expenses was achieved.

During the second quarter of 1995, the Company adopted a restructuring program focused on reducing the overhead costs of its European, United Kingdom and Tyco Playtime units. The restructuring program resulted in a pre-tax charge of $4,900,000 and is expected to generate annual savings in excess of $10,000,000 through the combined effect of job eliminations, facility consolidations and streamlined operations.

The program included the elimination in 1995 of approximately 10% of the Company's worldwide salaried workforce. As part of the restructuring, the Company consolidated the marketing and administrative functions of its subsidiaries in Germany, France and Benelux into the Company's European Headquarters in Belgium. In the United Kingdom, the Company consolidated its Tyco and Matchbox operations. The restructuring also included a reorganization of the Tyco Playtime unit whereby its non-preschool products and certain administrative functions were consolidated into Tyco U.S. As part of the program, Tyco Playtime was renamed Tyco Preschool with its focus on the profitable long-term growth of the preschool business, primarily Sesame Street(R) toy products. The reduction in workforce included the elimination of 72 positions in Continental Europe and the United Kingdom and 61 positions at Tyco Preschool and Tyco U.S. The charge consisted primarily of approximately $3,000,000 in termination and other employee benefits, $1,300,000 of facility consolidation costs and lease termination payments, and an approximate $300,000 non-cash write-off of assets. The program was substantially completed as of December 31, 1995.

During the fourth quarter of 1995, the Company adopted an additional restructuring program to further reduce European operating expenses. As part of this restructuring program, the Company will be closing its manufacturing facility located in Temse, Belgium and its distribution facility located in the United Kingdom. The program resulted in a pre-tax charge of $4,000,000 and is expected to generate annual savings primarily from reduced product costs resulting from the transfer of production to lower cost sources in the Far East and Portland. Approximately 75 positions have been eliminated as a result of this restructuring. The program is expected to be substantially completed by April 1996. The fourth quarter charge consisted primarily of termination benefits which totalled $3,500,000.

As of December 31, 1995, $4,434,000 of the 1995 restructuring charges (primarily termination benefits) were reflected in accrued expenses.

During 1994, the Company recorded a $4,700,000 pre-tax charge related to additional costs to close its Italian subsidiary, including legal costs associated with the lawsuit filed by the former managing director of Tyco Italy against the Company (see note 10 of the Notes to Consolidated Financial Statements).

Interest expense decreased $2,887,000 to $28,026,000 in 1995 due to reduced bank amendment fees and lower average borrowing rates. Total average borrowings were $235,909,000 in 1995 with an average borrowing rate of 10.9% compared to average borrowings of $235,560,000 with an average borrowing rate of 11.6% in 1994. Excluding long-term debt, average short-term borrowings were $89,501,000 and $90,015,000 in 1995 and 1994, respectively, with maximum seasonal borrowings of $170,122,000 and $156,971,000, respectively.

Other income in 1995 included a gain of approximately $2,500,000 resulting from the Company's sale of its distribution rights for Kidsongs music videos. The sale was made in conjunction with the Company's increased focus on the continued development of its core brands.

Realized and unrealized gains on foreign currency transactions were $250,000 in 1995 compared to a loss of $3,138,000 in the prior year which included an approximate $2,000,000 loss with respect to the December 1994 devaluation of the Mexican peso.

As of December 31, 1995, the Company had domestic net operating loss carryforwards of $76,493,000. These net operating loss carryforwards are available to reduce the Company's future taxable income and expire in the years 2008 through 2010. The Company also has net operating loss carryforwards of $47,500,000 related to preacquisition loss carryforwards of Matchbox. The Matchbox net operating losses are subject to an annual limitation and can only be used to offset taxable income of the Matchbox domestic companies. These net operating losses expire during the years 2001 through 2004.

The reconciliation of the Company's loss before taxes for financial statement purposes to domestic taxable loss for the three years ended December 31, 1995 is as follows (in thousands):

                                                          1995       1994       1993
                                                        ---------  ---------  ---------
Loss before taxes                                       $(28,234)  $(31,473)  $(83,340)
Differences between loss before taxes for
  financial statement purposes and taxable loss:
     Permanent differences                                (9,055)    13,768     14,608
     Loss from subsidiaries not included in
        the consolidated tax return                       24,821     18,174     42,022
     Net change in temporary differences                  (2,510)   (14,018)   (30,813)
     Stock option deductions                                   -          -     (1,264)
                                                        --------   --------   --------
Taxable loss                                            $(14,978)  $(13,549)  $(58,787)
                                                        ========   ========   ========

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if realization of such benefits is more likely than not. Based on the weight of available evidence, management has concluded that it is more likely than not that the Company's future taxable income (by taxing jurisdiction) will be sufficient in the carryforward period to realize a tax benefit on certain of its temporary differences. Accordingly, the Company has recorded a benefit on that portion of its temporary differences, including net operating loss carryforwards which will more likely than not be realized prior to their expiration dates.

Management believes that the Company's future taxable income will be at a level sufficient to fully utilize the 1995, 1994, and 1993 domestic net operating loss carryforwards and other temporary differences. Annual domestic pre-tax income (as adjusted for changes in temporary differences, certain permanent items, nonrecurring charges and other appropriate adjustments) for the four year period ending December 31, 1995 averaged approximately $2,600,000. This level of domestic taxable income, if earned each year over the carryforward period, would not be sufficient to realize approximately $13,000,000 of the tax benefits represented by the net domestic net operating loss and tax credit carryforwards and other temporary differences prior to their expiration. SFAS 109 includes the consideration of tax planning strategies in the determination of the amount of valuation allowance needed. Through the use of an appropriate tax planning strategy, which management would implement to prevent the expiration of tax benefits, an additional $3,500,000 of annual domestic taxable income would be realized. This additional taxable income, when added to the above average income, would be sufficient to fully realize the tax benefits represented by the net operating loss carryforwards and other temporary differences prior to their expiration. If no tax planning strategies were implemented, adjusted average annual domestic pre-tax income would have to grow at an average annual compound rate of 8% in order to fully realize the tax benefits prior to their expiration.

Management believes that taxable income over a four-year period represents the cyclical pattern of the Company's core business. The Company's core business includes product lines with lives exceeding three years. These core products appear in the Company's product line from year to year in their base form with some modifications. During 1995, sales of core products approximated 70% of sales.

Based on the Company's core product line and expanded non-core or promotional product line, as well as the Company's prior history of earnings, management anticipates that the Company will be able to return to profitability. Management believes that the Company's domestic subsidiaries' royalty arrangements with its international subsidiaries will contribute to future domestic profitability.

While management expects the Company to return to profitability, future levels of operating income are dependent upon general economic conditions, including competitive pressures on sales and profit margins, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated to allow full utilization of the net operating loss and tax credit carryforwards and other temporary differences. Management has considered these factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to utilize certain net operating loss carryforwards and other temporary differences prior to their expiration.

Valuation allowances totalling $82,207,000 have been established due to management's analysis indicating that certain tax credit and net operating loss carryforwards, the use and life of which are limited under the income tax laws, may expire prior to their full utilization. The valuation allowances include $16,168,000 related to the preacquisition net operating losses of Matchbox. Any subsequently recognized benefits related to these net operating losses will be allocated to reduce goodwill.

The Company also has general business and foreign tax credit carryovers of $625,000 and $7,101,000, respectively. The Company's future federal income tax liability can be reduced by the general business tax credits through the year 2009 and by the foreign tax credits through the year 2000. These credits expire as follows (in thousands):

        Year of Expiration       General Business     Foreign
        ------------------       ----------------     -------
               1996                    $  -            $  682
               1997                      24             1,338
               1998                      47             2,045
               1999                     112             1,883
               2000                      60             1,153
           2001 to 2009                 382                 -
                                       ----            ------
                                       $625            $7,101
                                       ====            ======

Additionally, the Company's international subsidiaries had, in the aggregate, approximately $112,143,000 of tax loss carryforwards available at December 31, 1995. These tax losses are available to reduce the originating subsidiary's future taxable income and have varying expiration dates.

The Internal Revenue Service has examined the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended August 31, 1987 through August 31, 1990. The Company reached a settlement that did not materially affect the results of operations (including realization of net operating losses and tax credit carryforwards), financial condition or liquidity of the Company.

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

Year Ended December 31, 1994 vs. Year Ended December 31, 1993

Net sales were $753,098,000 in 1994 compared to $730,179,000 in 1993, an increase of $22,919,000 or 3.1%. In the Domestic unit, sales increased $36,616,000 or 10.8% to $374,275,000. Sales of activity toys, led by the new Dr. Dreadful product line, contributed to a majority of the sales increase. A more than 30% increase in Matchbox-related product which included the Collectibles lines, a 50% increase in games sales and a 6% increase in girls' toys also contributed to the sales growth. Within the girls' category, increases in plush product sales offset declines in the large doll and The Little Mermaid lines. International sales decreased slightly in 1994 to $289,141,000 from $295,354,000 in the prior year. The Company's continued worldwide focus on development of its core product lines resulted in a 50% increase in radio control and a 30% increase in View-Master sales internationally. These increases offset an approximate $60,000,000 aggregate decrease in promotional toy lines including The Incredible Crash Dummies, The Little Mermaid and Thunderbirds. The 1994 results also included approximately $20,000,000 of close-out sales as the Company focused on aggressive inventory reduction. Sales of the Company's Playtime product lines were $91,379,000 in 1994, a more than $13,000,000 reduction from the 1993 level. Delays in the market availability of new products, primarily based upon the popular Sesame Street license, caused this sales decrease. However, by the fourth quarter of 1994, these delays were eliminated and sales during that quarter were approximately 6% above the comparable quarter in 1993.

Gross profit was $307,704,000 in 1994 compared to $293,538,000 in 1993, an increase of $14,166,000 or 4.8%, primarily due to higher sales volume in 1994. Gross profit as a percentage of net sales increased to 40.9% from 40.2% in 1993 as the higher margin Domestic business experienced an approximate 5% increase which was substantially offset by an approximate 5% decrease in International margins. Domestic percentage margins improved primarily as a result of lower obsolescence provisions reflected in 1994 results compared with higher obsolescence levels recorded in the prior year. Also contributing to the margin improvements was the 1994 introduction of the Dr. Dreadful product line. In the International business unit, approximately half of the 5% reduction in gross profit margin was related to the Company's inventory reduction program. The change in the product mix contributed to the remainder of the margin decrease. Playtime 1994 gross profit as a percentage of net sales remained unchanged from 1993.

Total operating expenses in 1994 were $307,069,000, representing a more than $43,000,000 improvement over the prior year. Operating expenses, net of restructuring and other special charges, decreased by $19,869,000 despite a $22,919,000 increase in sales. This reduction reflects the Company's continued cost containment efforts. On a business unit basis, Domestic operating expenses remained virtually unchanged as a 4% increase in marketing, advertising and promotional costs required to support the 9.7% sales increase was offset by reduced selling and administrative expenses. Internationally, continued cost reduction and streamlining initiatives resulted in an 11% reduction in operating expenses. In the Playtime business, a $6,400,000 improvement, or more than 20%, was achieved through a reduction in all operating expense categories.

During 1994, the Company recorded a $4,700,000 pre-tax charge related to additional costs to close its Italian subsidiary, including legal costs associated with the lawsuit filed by the former managing director of Tyco Italy against the Company (see note 10 of the Notes to Consolidated Financial Statements). In 1994, the Company entered into a five-year agreement with an Italian distributor to market the Company's products in Italy. The Company is entitled to minimum royalty payments in accordance with this agreement. During 1993, the Company recorded restructuring and other special charges aggregating $28,214,000, of which $22,238,000 were non-cash in nature. The restructuring plan was based upon consolidations of Company subsidiaries in Germany and Australia, the planned sale of the Company's Italian subsidiary, as well as the integration of the two separate Playtime operations in the U.S. and Hong Kong. The charges also included severance of $3,721,000 and facility consolidation costs totalling $2,255,000. The restructuring program and related cash payments were completed in 1994.

Interest expense increased $7,426,000 to $30,913,000 in 1994, reflecting increased bank interest associated with greater utilization of the Company's credit facilities and the payment of bank amendment fees. Total average borrowings were $235,560,000 in 1994 with an average borrowing rate of 11.6% compared to average borrowings of $218,167,000 with an average borrowing rate of 10.3% in 1993. Excluding long-term debt, average short-term borrowings were $90,015,000 and $72,594,000 in 1994 and 1993, respectively, with maximum seasonal borrowings of $156,971,000 and $112,056,000, respectively.

Realized and unrealized losses on foreign currency transactions decreased to $3,138,000 in 1994 from $3,746,000 in the prior year. The 1994 loss, however, included approximately $2,000,000 from the devaluation of the Mexican peso in December 1994.

Financial Condition and Liquidity
---------------------------------

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

For the year ended December 31, 1995, cash and cash equivalents decreased $2,872,000 to $27,604,000. Non-cash depreciation and amortization of $37,021,000 and a significant reduction in receivables ($17,824,000) and inventories ($16,040,000) more than offset the $27,229,000 net loss and contributed to $40,219,000 in cash generated from operating activities. The cash provided by the Company's operating activities along with available cash balances were used primarily to fund capital expenditures of $15,959,000, to repay $17,779,000 of short-term debt, and to provide for the fees and expenses associated with the Company's New Credit Facilities. The effect of foreign exchange rate translation for the year ended December 31, 1995 accounted for a $3,849,000 reduction in cash.

New Credit Facilities

In February and March 1995, the Company entered into $290,000,000 of new credit facilities (the New Credit Facilities). The New Credit Facilities consist of three separate three-year revolving credit facilities with General Electric Capital Corporation and affiliates in an aggregate amount of $90,000,000 and a $200,000,000 five-year domestic receivables securitization facility arranged through General Electric Capital Corporation (see note 5 of the Notes to Consolidated Financial Statements for a more detailed discussion of these facilities). Borrowings under the New Credit Facilities were used to refinance outstanding indebtedness under the prior principal credit facility with a bank group led by NationsBank of North Carolina, N.A. and certain other credit facilities of the Company's foreign subsidiaries.

Under the terms of the New Credit Facilities, the Company and its subsidiaries are (1) subject to covenants and conditions relating to the maintenance of net worth, fixed charge coverage and operating income; (2) restricted from incurring additional indebtedness or certain obligations and from acquiring any other entities, whether by asset purchase, merger or otherwise; (3) restricted in the ability to pay cash dividends on capital stock subject to certain limitations; and (4) permitted to guarantee additional amounts of debt incurred by certain of its subsidiaries up to an aggregate of $70,000,000. During the fourth quarter of 1995, the Company was not in compliance with certain financial covenants under the New Credit Facilities and received waivers from General Electric Capital Corporation and affiliates. The Company has amended the New Credit Facilities to reflect revisions to its financial covenants. As a result of the amendment, the interest rate on the facilities was increased by .25% beginning in 1996.

At December 31, 1995 and 1994, certain foreign subsidiaries of the Company have agreements with various banks which provide for credit extensions of approximately $35,764,000 and $65,483,000, respectively. Short-term borrowings under these facilities were $15,503,000 and $24,216,000, at December 31, 1995 and 1994, respectively. Borrowings under these agreements are subject to a variety of terms and conditions, including collateral requirements. These subsidiaries also had outstanding letters of credit aggregating $7,826,000 and $15,534,000 at December 31, 1995 and 1994, respectively.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under foreign lines of credit and the credit facilities with General Electric Capital Corporation, and proceeds from potential equity or debt offerings. The Company believes that its existing credit facilities as amended and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Dividends

During 1995 and 1994, the Company was precluded from paying cash dividends pursuant to restrictions under its bank credit facilities. Dividends declared on common stock were $2,531,000 in 1993. The New Credit Facilities restrict the Company's ability to pay cash dividends until the Company achieves a defined level of tangible net worth. Reference is made to note 5 of the Notes to Consolidated Financial Statements. The terms of the Company's 6% Convertible Exchangeable Preferred Stock, 10.125% Senior Subordinated Notes and 7% Convertible Subordinated Notes also have limitations on the payment of dividends by the Company.

During 1995, the Company was permitted to issue additional shares of Preferred Stock in lieu of cash dividends. Preferred Stock dividends valued at $3,200,000 and $2,157,000 were issued in 1995 and 1994, respectively.

Commitments

Guaranteed Royalties

The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. For the years ended December 31, 1995, 1994 and 1993, the Company incurred $33,016,000, $33,079,000 and $33,036,000 in royalty expense, respectively. Certain license agreements require minimum guaranteed royalty payments over the term of the license. At December 31, 1995, the Company is committed to pay total future minimum guaranteed royalties aggregating $88,204,000 which are payable as follows: 1996 - $14,726,000; 1997 - $11,660,000; 1998 - $12,067,000; 1999-
$12,292,000; 2000 - $12,897,000, and thereafter - $24,562,000.

Guaranteed Purchases

In the ordinary course of business, the Company has entered into guaranteed purchase agreements with certain suppliers to ensure the timely delivery and availability of products. As of December 31, 1995, the Company was committed for future purchases aggregating $7,701,000 from its suppliers.

Foreign Exchange Risk Management

The primary focus of the Company's foreign exchange risk management program is to reduce earnings and cash flow volatility due to foreign exchange rate fluctuations. In accordance with this policy, the Company enters into foreign currency forward exchange contracts and options as hedges of inventory purchases, and various other intercompany transactions. The credit risks associated with the Company's foreign currency forward exchange contracts and options are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

At December 31, 1995, the Company had outstanding foreign currency forward exchange contracts totalling $33,141,000 to purchase U.S. dollars. In January 1996, the Company entered into an additional $32,432,000 of forward contracts which primarily provide for the purchase of U.S. dollars with foreign currencies. The principal currencies being hedged are the Belgian franc, British pound, Australian dollar and Canadian dollar. Foreign currency forward exchange contracts and options expire within twelve months.

Legal Proceedings

Italian Litigation

In 1994, the former managing director of the Company's Italian subsidiary initiated court action against the Company in Italy, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary. The Company is awaiting the court's decision in this matter. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation, and the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity. The Trustee liquidating the Italian subsidiary has also lodged claims against the former managing director on behalf of the subsidiary.

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

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which will be adopted by the Company in 1996 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS
123. When adopted, SFAS 123 will not have a significant effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based-employee compensation plans.

Cautionary Statement - Private Securities Litigation Reform Act of 1995

The Company desires to take full advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. For the cautionary statement intended to support any forward looking statements or projections which may be made from time to time by the Company or its officers, please refer to Exhibit 10.53 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data


                                                               Page
                                                               ----

        Independent Auditors' Report                            F-1

        Consolidated Balance Sheets
        December 31, 1995 and 1994                              F-2

        Consolidated Statements of Operations
        Years ended December 31, 1995, 1994 and 1993            F-3

        Consolidated Statements of Stockholders' Equity
        Years ended December 31, 1995, 1994 and 1993            F-4

        Consolidated Statements of Cash Flows
        Years ended December 31, 1995, 1994 and 1993            F-5

        Notes to Consolidated Financial Statements              F-6 to F-23


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
                                   Part III.

Items 10, 11, 12 and 13.

        Pursuant to Instruction G of Form 10-K, the definitive proxy statement for the 1995 Annual Meeting of Stockholders of Tyco Toys, Inc. to be held May 16, 1996 is hereby incorporated by reference.

                                    Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a)(1).  Financial Statements                                              Page
                                                                                    ----
           Independent Auditors' Report                                              F-1
             Consolidated Balance Sheets as of December 31, 1995
               and 1994                                                              F-2
             Consolidated Statements of Operations for the
               Years Ended December 31, 1995, 1994 and 1993                          F-3
             Consolidated Statements of Stockholders' Equity
               for the Years Ended December 31, 1995, 1994 and 1993                  F-4
             Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1995, 1994 and 1993                          F-5
             Notes to Consolidated Financial Statements                       F-6 to F-23

          (a)(2).  The Financial Statement Schedules
                   For the Three Years Ended December 31, 1995
                  Schedule II - Valuation and Qualifying Accounts and Reserves         28

         All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements and Notes thereto.

         (a)(3).  Exhibits
         3.1            Certificate of Amendment of Restated Certificate of
                        Incorporation of the Company (10)
         3.1a           Certificate of Designation of Preferred Stock issued to
                        First Chicago
                        Investment Corporation and Madison Dearborn Partners VII (1)
         3.1b           Certificate of Designation of Series B Voting Convertible Exchangeable
                        Preferred Stock (dated April 14, 1994) (12)
         3.2            By-Laws of the Company (2)
         4.1            Rights Agreement dated as of September 8, 1988 between the Company and Manufacturers Hanover Trust Company relating to Preferred Stock
                        Rights Plan (3)
         4.2            Form of Indenture dated as of August 15, 1992 between the
                        Company and NationsBank of Virginia, N.A., as Trustee, as amended as of October 17, 1992 (9)
         4.3            Supplemental Indenture dated as of June 8, 1993, among the Company,
                        NationsBank of Virginia, N.A. as Trustee and certain subsidiaries of the
                        Company as Additional Guarantors (8)
         4.5            Agreement of Successorship dated as of January 14, 1994 among the
                        Company, NationsBank of Virginia, N.A. as Resigning Trustee and
                        Bankers' Trust Company as Successor Trustee (8)

         4.6            Agreement of Purchase dated as of July 18, 1991 between the Company,
                        First Chicago Investment Corporation and Madison Dearborn Partners IV
                        (5)
         10.1           Credit Agreement dated as of June 3, 1992 among the Company and certain other subsidiaries as Guarantor, and Tyco Industries, Inc. as
                        Borrower, and NationsBank, N.A. as Agent for the Banks named therein, as amended as of October 2, 1992 (9)
         10.2           Letter of Waiver dated February 5, 1993 between the Company and
                        NationsBank N.A. and other banks to the Company (9)
         10.3           Letter of Waiver dated November 12, 1993 from NationsBank of North
                        Carolina, N.A. and other banks to the Company (8)
         10.4           Letter of Waiver dated January 31, 1994 from NationsBank of North
                        Carolina, N.A. and other banks to the Company (8)
         10.5           Amendment Agreement and letter dated February 10, 1994 between the
                        Company and NationsBank of North Carolina, N.A. and other banks. (8)
         10.6           Lease Amendment dated August 6, 1993 between Tyco Industries, Inc. and
                        6000 Midlantic Associates, L.P.
         10.7           Lease Amendment dated January 9, 1996 between Tyco Industries, Inc. and
                        6000 Midlantic Associates, L.P.
         10.11          Lease dated April 2, 1993, between Whitesell Enterprises and Tyco
                        Industries, Inc. (8)
         10.12          Lease Amendments dated November 11, 1992, December 18, 1992,
                        January 25, 1993 and February 1, 1993 between Tyco Industries, Inc. and
                        6000 Midlantic  Associates, L.P. (9)
         10.13          Lease Agreement dated March 9, 1990 between Harbour City Management
                        Limited and Tyco (Hong Kong) Limited (5)
         10.14          Amendment to lease dated June 16, 1993 between Tyco Industries, Inc.
                        and 6000 Midlantic Drive Associates, L.P. (8)
         10.15          Lease dated March 23, 1992 between GP Portland Limited  Partnership I and Tyco Manufacturing Corp. (9)
         10.17          Lease Agreement dated June 10, 1995 between Tyco Asia Limited and
                        Harrison Leasing Limited for the 12th floor, World Shipping Centre,
                        Harbour City, Hong Kong.
         10.25          Employment Agreement dated as of January 24, 1994 between Tyco
                        Industries, Inc. and Karsten Malmos (8)
         10.29          Employment Agreement dated as of January 24, 1993 between Tyco
                        Industries, Inc. and B. James Alley (8)
         10.30          Agreement dated February 1, 1994 between Tyco Industries and Arnold
                        Thaler (8)
         10.31          Asset Purchase Agreement dated September 10, 1990 between Tyco
                        Toys, Inc., TNI Inc., Playtime Electronics Limited, Playtime Products,
                        Inc., and Stanley Cohen (2)
         10.31a         Amendment Agreement dated October 31, 1990 between Tyco  Toys, Inc.,
                        Playtime Acquisition Corp., Wide Frank Limited, Nasta International,
                        Inc., and Playtime Products, Inc., Playtime Electronics Limited and
                        Stanley Cohen  (2)

         10.33          Agreement of Purchase dated as of April 30, 1993 between the
                        Company and Jaime Kopchinsky (8)
         10.34          Agreement of Amalgamation between Universal Matchbox Group
                        Limited and the Company dated as of July 13, 1992 (9)
         10.35          Agreement of Purchase between Illco Toy Company USA, Ltd.
                        and the Company dated as of June 3, 1992 (9)
         10.36          Agreement of Purchase dated as of November 17, 1992  between and among Tyco Toys, Inc., Croner Trading Pty. Ltd., Len Hunter Trading
                        Co. Pty. Ltd., J.V.H. Pty. Ltd. and John Victor Hunter and Pamela Jean
                        Hunter (8)
         10.37          Agreement and Plan of Merger dated as of May 22, 1989 among the
                        Company, VMIG Acquisition Corporation and View-Master Ideal Group,
                        Inc. (7)
         10.38          Agreement and Plan of Merger dated as of September 18, 1990 between
                        Tyco Toys, Inc., TNI, Inc., and Nasta International, Inc. (8)
         10.39          Incentive Stock Option Plan of the Company (3)
         10.40          1992 Non-Qualified Stock Option Plan of the Company (10)
         10.41          Tyco Toys, Inc. Deferred Stock Unit Plan (10)
         10.42          Tyco Toys, Inc. Executive Bonus Plan (10)
         10.43          Employment Agreement dated as of October 3, 1994 between Tyco
                        Industries and Gary Baughman (8)
         10.44          Employment Agreement dated July 27, 1994 between Tyco Industries and
                        Richard E. Grey (8)
         10.45          Employment Agreement dated July 27, 1994 between Tyco Industries and
                        Harry J. Pearce (8)
         10.46          Credit Agreement dated February 24, 1995 among Tyco Manufacturing,
                        Inc. and Tyco Distribution Corp., as Borrowers, and General Electric
                        Capital Corporation, as Lender (12)
         10.47          Receivables Transfer Agreement dated February 24, 1995 among Tyco
                        Industries, Inc., Tyco Funding Corporation I, Inc., and Tyco Funding
                        Corporation II, Inc. (12)
         10.48          Receivables Funding Agreement dated February 24, 1995 among Tyco
                        Funding I Corporation, Tyco Funding II Corporation, Redwood
                        Receivables Corporation and Financial Security Assurance, Inc. (12)
         10.49          Credit Agreement dated February 24, 1995 among Tyco Toys (Canada),
                        Inc., as Borrower, and Royal Bank of Canada and General Electric Capital
                        Corporation (Canada), as Lenders. (12)
         10.50          Credit Agreement dated March 13, 1995 among Tyco Toys (UK) Ltd.
                        and Matchbox Toys (UK) Ltd. as Borrowers, and Lloyd's Bank and
                        General Electric Capital Corporation, as Lenders. (12)
         10.51          Stock Purchase Agreement dated April 15, 1994 among Tyco Toys, Inc.,
                        Corporate Partners, L.P., Corporate Offshore Partners, L.P., The State
                        Board of Administration of Florida, and Corporate Advisors, L.P (12)
         10.52          Registration Rights Agreement dated April 15, 1994 among Tyco Toys,
                        Inc., Corporate Partners, L.P., Corporate Offshore Partners, L.P., and The
                        State Board of Administration of Florida. (11)

         10.53          Cautionary Statement; Private Securities Litigation
                        Reform Act of 1995
         11             Computation of Loss Per Share Data
         22             Subsidiaries of the Company
         24.1           Consent of Deloitte & Touche LLP
         27             Financial Data Schedule

(1) Incorporated by reference to Exhibit 4.5 to Post Effective Amendment No. 1 on Form S-3 to the Company's Registration Statement on Form S-1 (File No. 33-24222), filed with the Securities and Exchange Commission on August 15, 1991.
(2) Incorporated by reference to the Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 as filed with the Securities and Exchange Commission on March 31, 1991.
(3) Incorporated by reference to the Exhibit of the same number to Amendments No. 1 and 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-24222, as filed with the Securities and Exchange Commission on November 17 and 30, 1988.
(4) Exhibit 4.3 incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 31, 1989.
(5) Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, as filed with the Securities and Exchange Commission on March 31, 1992.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as filed with the Securities and Exchange Commission on March 31, 1987.
(7)  Incorporated by reference to Exhibit (C)(4) to Amendment No. 2 to the
     Schedule 13E-3 filed by Tyco Toys, Inc., TNI, Inc., and Nasta International, Inc. with the Securities and Exchange Commission on September 19, 1990.
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 30, 1993.
(10) Exhibits 3.1, 10.40, 10.41 and 10.42 are incorporated by reference to Exhibits A, B, C & D respectively of the Registrants Proxy Statement dated April 7, 1995, as filed with the Securities and Exchange Commission on April 10, 1995.
(11) Exhibits 3.1(b), 10.51 and 10.52 are incorporated by reference to Exhibits 5.2, 5.1 and 5.3 filed by the Registrant with Form 8-K, with the Securities and Exchange Commission on May 19, 1994.
(12) Incorporated by reference to Exhibits of the same number filed by the Registrant with Form 8-K with the Securities and Exchange Commission on April 10, 1995.

(b).  Reports on  Form 8-K
      --------------------

      None.

(c).  Exhibits
      --------

      See (a) (3) above.

(d).  Financial Statement Schedules
      -----------------------------

      See (a) (2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tyco Toys, Inc.
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Tyco Toys, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco Toys, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 7, 1996 except for note 5, as to which the date is February 15, 1996

                                Tyco Toys, Inc.
                          Consolidated Balance Sheets
                        As of December 31, 1995 and 1994
                      (in thousands, except share amounts)

                                                                                1995        1994
                                                                                ----        ----
ASSETS
------
Current assets
 Cash and cash equivalents (note 1)                                           $ 27,604     $ 30,476
 Receivables, net (note 3)                                                     187,503      211,400
 Inventories, net (note 1)                                                      56,710       66,284
 Prepaid expenses and other current assets                                      19,738       24,389
 Deferred taxes (note 8)                                                        13,008       17,231
                                                                              --------     --------
   Total current assets                                                        304,563      349,780

Property and equipment, net (note 1)                                            33,021       47,240

Goodwill, net of accumulated amortization (note 1)                             226,112      231,292
Deferred taxes (note 8)                                                         28,560       23,732
Other assets                                                                    22,876       18,591
                                                                              --------     --------
     Total assets                                                             $615,132     $670,635
                                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Notes and acceptances payable (note 5)                                       $ 60,923     $ 77,831
 Current portion of long-term debt (note 6)                                      1,053        1,165
 Accounts payable                                                               45,557       51,325
 Accrued expenses and other current liabilities (note 4)                        93,179       95,107
                                                                              --------     --------
   Total current liabilities                                                   200,712      225,428

Long-term debt (note 6)                                                        147,180      146,851

Other liabilities                                                                1,900        2,124

Commitments and contingencies (notes 8, 9 and 10)
Stockholders' equity (notes 5, 6, 7 and 8)
 Preferred stock, $.10 par value, $1,050 liquidation value per share,
   1,000,000 shares authorized; 52,059 and 49,055 shares issued and                  5            5
   outstanding in 1995 and 1994
 Common stock, $.01 par value, 75,000,000 shares authorized;
   35,017,158 and 34,893,516 shares issued in 1995 and 1994                        350          349
 Additional paid-in capital                                                    347,033      343,213
 Accumulated deficit                                                           (58,261)     (27,832)
 Treasury stock, at cost                                                        (1,676)      (1,595)
 Cumulative translation adjustment                                             (22,111)     (17,908)
                                                                              --------     --------
   Total stockholders' equity                                                  265,340      296,232
                                                                              --------     --------
     Total liabilities and stockholders' equity                               $615,132     $670,635
                                                                              ========     ========

 See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                     Consolidated Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993
                    (in thousands, except per share amounts)

                                                           1995           1994           1993
                                                           ----           ----           ----

Net sales                                                  $709,109       $753,098      $730,179
Cost of goods sold                                          416,236        445,394       436,641
                                                           --------       --------      --------

Gross profit                                                292,873        307,704       293,538

Marketing, advertising and promotion                        160,779        172,462       180,815
Selling, distribution and administrative expenses           119,066        123,622       134,947
Restructuring charges (note 2)                                8,900          4,700        28,214
Amortization of goodwill                                      6,410          6,285         6,476
                                                           --------       --------      --------

Total operating expenses                                    295,155        307,069       350,452
                                                           --------       --------      --------

Operating income (loss)                                      (2,282)           635       (56,914)

Interest expense, net                                        28,026         30,913        23,487
Foreign currency (gain) loss                                   (250)         3,138         3,746
Other income, net                                            (1,824)        (1,943)         (807)
                                                           --------       --------      --------

Loss before income taxes                                    (28,234)       (31,473)      (83,340)

Provision (benefit) for income taxes (note 8)                (1,005)         1,500       (13,400)
                                                           --------       --------      --------

Net loss                                                    (27,229)       (32,973)      (69,940)

Preferred stock dividends                                     3,200          2,157             -
                                                           --------       --------      --------

Net loss applicable to common shareholders                 $(30,429)      $(35,130)     $(69,940)
                                                           ========       ========      ========

Net loss per common share (notes 1, 6 and 7)               $  (0.87)      $  (1.01)     $  (2.08)

Weighted average number of common shares outstanding         34,788         34,687        33,595

Dividends per common share                                 $      -       $      -        $0.075

See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1995, 1994 and 1993
                       (in thousands, except share data)





                             Preferred stock    Common Stock     Additional   Retained     Treasury Stock     Cumulative
                             ---------------    ------------     Paid - In    Earnings     --------------     Translation
                             Shares  Amount    Shares    Amount   Capital    (Deficit)    Shares     Amount   Adjustment   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992      -      $-  32,005,344    $320    $271,417   $ 79,769   (175,590)  $(1,595)    $(14,670)  $335,241

Exercise of stock options         -       -     170,500       1         611          -          -         -            -        612
Exercise of warrants              -       -   2,671,472      27      22,017          -          -         -            -     22,044
Foreign currency
 translation adjustment           -       -           -       -           -          -          -         -       (8,431)    (8,431)

Common stock dividends            -       -           -       -           -     (2,531)         -         -            -     (2,531)

Tax benefit from exercise
 of stock options                 -       -           -       -         454          -          -         -            -        454
Net loss                          -       -           -       -           -    (69,940)         -         -            -    (69,940)

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993      -       -  34,847,316     348     294,499      7,298   (175,590)   (1,595)     (23,101)   277,449

Exercise of stock options         -       -      46,200       1         208          -          -         -            -        209
Issuance of preferred stock  47,619       5           -       -      46,995          -          -         -            -     47,000
Preferred stock dividends     1,436       -           -       -       1,511     (2,157)         -         -            -       (646)

Foreign currency
 translation adjustment           -       -           -       -           -          -          -         -        5,193      5,193
Net loss                          -       -           -       -           -    (32,973)         -         -            -    (32,973)

------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1994 49,055       5  34,893,516     349     343,213    (27,832)  (175,590)   (1,595)     (17,908)   296,232

Issuance of restricted
 stock                            -       -      42,342       -         338          -          -         -            -        338
Exercise of stock options         -       -      81,300       1         328          -          -         -            -        329
Acquisition of treasury
 stock                            -       -           -       -           -          -    (14,900)      (81)           -        (81)

Preferred stock dividends     3,004       -           -       -       3,154     (3,200)         -         -            -        (46)

Foreign currency
 translation adjustment           -       -           -       -           -          -          -         -       (4,203)    (4,203)

Net loss                          -       -           -       -           -    (27,229)         -         -            -    (27,229)

------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1995 52,059      $5  35,017,158    $350    $347,033   $(58,261)  (190,490)  $(1,676)    $(22,111)  $265,340
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc.
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                                            1995        1994        1993
                                                                            ----        ----        ----

Cash Flows From Operating Activities:
Net loss                                                                  $(27,229)   $(32,973)   $(69,940)
Adjustments to reconcile net loss to net cash
  provided (utilized) by operating activities:
      Restructuring charges                                                      -           -       7,569
      Depreciation                                                          27,086      24,566      24,837
      Amortization                                                           9,935       7,594       6,973
      Non-cash interest expense                                              1,066       1,468           -
      Deferred income tax provision (benefit)                                    -       1,161     (14,452)
      Increase (decrease) in allowance for bad debts, returns,
        markdowns, discounts and other receivable reserves                   4,943      (5,885)     (5,480)
      Increase (decrease) in allowance for obsolescence and other
        inventory reserves                                                  (5,104)     (3,449)      2,974
Change in assets and liabilities, net of effects from acquisitions:
  Decrease in receivables                                                   17,824      18,273      14,723
  Decrease in inventories                                                   16,040      37,582         504
  Decrease in prepaid expenses and other current assets                      5,381       3,011       4,513
  Increase in other assets                                                  (3,503)     (3,957)     (1,803)
  Decrease in accounts payable                                              (7,121)    (13,354)     (3,893)
  Increase (decrease) in accrued expenses and other current liabilities      1,086     (16,420)     (9,234)
  Increase (decrease) in other liabilities                                    (185)        656           -
                                                                          --------    --------    --------
    Total adjustments                                                       67,448      51,246      27,231
                                                                          --------    --------    --------
Net cash provided (utilized) by operating
 activities                                                                 40,219      18,273     (42,709)

Cash Flows From Investing Activities:
Disposition of property and equipment                                        1,005       1,433       6,319
Capital expenditures                                                       (15,959)    (21,158)    (29,731)
Acquisitions and earnout payments                                           (1,144)       (855)     (6,343)
                                                                          --------    --------    --------
        Net cash utilized by investing activities                          (16,098)    (20,580)    (29,755)
                                                                          --------    --------    --------
Cash Flows From Financing Activities:
Financing costs                                                             (5,694)          -           -
Repayment of long-term debt                                                 (1,700)    (30,052)    (10,827)
Increase in (repayment of) notes payable, net                              (16,079)    (10,633)     52,022
Proceeds from issuance of preferred stock                                        -      50,000           -
Preferred stock issuance costs                                                   -      (3,000)          -
Proceeds from issuance of common stock, net                                    329         209      22,656
Payment of cash dividends on common stock                                        -           -      (3,324)
                                                                          --------    --------    --------
        Net cash provided (utilized) by financing activities               (23,144)      6,524      60,527
                                                                          --------    --------    --------
Effect of exchange rate changes on cash                                     (3,849)     (5,777)     (7,208)
                                                                          --------    --------    --------
        Net Decrease in Cash and Cash Equivalents                           (2,872)     (1,560)    (19,145)
Cash and Cash Equivalents, Beginning of Year                                30,476      32,036      51,181
                                                                          --------    --------    --------
Cash and Cash Equivalents, End of Year                                    $ 27,604    $ 30,476    $ 32,036
                                                                          ========    ========    ========


Cash Payments During Year For:
  Interest                                                                $ 25,031    $ 30,863    $ 21,134
  Taxes                                                                      1,523       2,843       5,158

See accompanying notes to consolidated financial statements.

                                TYCO TOYS, INC.

                   Notes to Consolidated Financial Statements

(1)  Summary of Accounting Policies
     ------------------------------

Principles of Consolidation
----------------------------

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents primarily represent money market funds at December 31, 1995 and 1994 and are valued at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, net, consist of (in thousands):

                               December 31,
                           --------------------
                             1995         1994
                             ----         ----
Raw materials              $15,483      $16,655
Work-in-process              1,534        1,893
Finished goods              47,561       60,708
Less obsolescence and
  other reserves             7,868       12,972
                           -------      -------
                           $56,710      $66,284
                           =======      =======

Advertising
Media costs are charged to operations in the year in which the related product is released.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided on a straight-line basis over estimated useful lives which range from 10 to 50 years for buildings, 18 months to 10 years for machinery, equipment and fixtures, the lease term or life of improvements (whichever is less) for leasehold improvements and the remaining lease term for assets under capital leases. Property and equipment, net, consists of (in thousands):

                                                  December 31,
                                            -----------------------
                                              1995           1994
                                              ----           ----
Property and equipment owned:
 Land and buildings, machinery,
  equipment, and fixtures                   $114,436       $116,759
 Leasehold improvements                       10,309         10,767
 Construction in progress                      8,647          9,458
                                            --------       --------
                                             133,392        136,984
 Less accumulated depreciation
  and amortization                           101,801         91,352
                                            --------       --------
   Net property and equipment owned           31,591         45,632
                                            --------       --------
Machinery, equipment, and fixtures under
   capitalized leases:
 Machinery, equipment, and fixtures            2,602          2,959
 Less accumulated amortization                 1,172          1,351
                                            --------       --------
   Net property under capitalized leases       1,430          1,608
                                            --------       --------

                                            $ 33,021       $ 47,240
                                            ========       ========

Goodwill
Costs in excess of net assets acquired are amortized on a straight-line basis over forty years. Accumulated amortization of goodwill was $29,141,000 and $22,731,000 at December 31, 1995 and 1994, respectively.

Deferred Costs

Patent and trademark costs are deferred and amortized over a period of eighteen months. Deferred financing costs are amortized over the term of the related indebtedness.

Carrying Value of Noncurrent Assets

The Company periodically evaluates the carrying value of noncurrent assets, including goodwill and other intangible assets. The determination of potential impairment in carrying value is based upon current and anticipated undiscounted operating income which the Company has determined to approximate future undiscounted cash flows. Recognition of an impairment occurs when it is probable that such estimated future operating income will be less than the current carrying value of the asset being evaluated. Measurement of the amount of impairment loss, if any, is based upon the difference between the carrying value of the asset and its estimated fair market value. The Company must adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), in 1996. Adoption of SFAS 121 is not expected to have a significant effect on the financial position or results of operations of the Company.

Revenue Recognition

Sales are recorded as product is shipped, free on board from point of shipment. The Company provides for defective returns and other allowances as a percentage of gross sales, based on historical experience.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated into the U.S. dollar at exchange rates at the balance sheet date. Income, expenses and cash flows are translated at exchange rates prevailing during the year. The resulting currency translation adjustments are accumulated in a separate component of stockholders' equity. The Company enters into foreign currency forward exchange contracts and options as a hedge against currency fluctuations. Realized and unrealized foreign currency transaction gains and losses are included in earnings when incurred, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in stockholders' equity. The Company does not speculate in foreign currencies.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see note 8).

The Company does not provide deferred federal income taxes on the undistributed earnings of its foreign subsidiaries since such earnings are not expected to be remitted to the Company in the foreseeable future. Federal income taxes are provided currently on that portion of undistributed foreign earnings required to be included in accordance with the U.S. tax laws.

Net Loss Per Share

Net loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Outstanding options, and the Company's convertible notes and preferred securities were determined to be anti-dilutive for the three years ended December 31, 1995, and were therefore excluded from the per share calculations.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which will be adopted by the Company in 1996 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS
123.  When adopted, SFAS 123 will not have a significant effect on the

Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 1995 presentation.

(2)  Restructuring and Other Special Charges
     ---------------------------------------
During the second quarter of 1995, the Company adopted a restructuring program focused on reducing the overhead costs of its European, United Kingdom and Tyco Preschool (formerly Tyco Playtime) units. The restructuring program is expected to generate annual savings through the combined effect of job eliminations, facility consolidations and streamlined operations. The pre-tax restructuring charge of $4,900,000 primarily consisted of approximately $3,000,000 in termination and other employee benefits; $1,300,000 of facility consolidation costs and lease termination payments; and an approximate $300,000 non-cash write-off of assets. The program was substantially completed by December 31, 1995.

During the fourth quarter of 1995, the Company adopted an additional restructuring program to further reduce European operating expenses. As part of the restructuring program, the Company will be closing its manufacturing facility located in Temse, Belgium and its distribution facility located in the United Kingdom. The program resulted in a pre-tax charge of $4,000,000 and is expected to generate annual savings primarily from reduced product costs resulting from the transfer of production to lower cost sources in the Far East and Portland. Approximately 75 positions will be eliminated as a result of this restructuring. The program is expected to be substantially completed by April 1996. The fourth quarter charge consists primarily of termination benefits which totalled $3,500,000.

As of December 31, 1995, $4,434,000 of the 1995 restructuring charges (primarily termination benefits) were reflected in accrued expenses.

During 1994, the Company recorded a $4,700,000 pre-tax charge related to additional costs to close its Italian subsidiary, including legal costs associated with the lawsuit filed by the former managing director of Tyco Italy against the Company (see note 10). In 1994, the Company entered into a five-year agreement with an Italian distributor to market the Company's products in Italy. The Company is entitled to minimum royalty payments in accordance with this agreement.

During 1993, the Company recorded restructuring and other special charges aggregating $28,214,000, of which $22,238,000 were non-cash in nature. The restructuring plan was based upon consolidations of Company subsidiaries in Germany and Australia, the planned sale of the Company's Italian subsidiary, as well as the integration of the two separate Playtime operations in the U.S. and Hong Kong. The charges also included severance of $3,721,000 and facility consolidation costs totalling $2,255,000. The restructuring program and related cash payments were completed in 1994.


(3)  Receivables, Net
     ----------------
Receivables, net, consist of (in thousands):
                                            December 31,
                                         ------------------
                                           1995      1994
                                           ----      ----
Trade receivables                        $237,041  $251,141
Other receivables                           6,186    11,040
Less:
  Doubtful accounts                         6,052     6,312
  Returns, markdowns, discounts
    and other reserves                     49,672    44,469
                                          -------   -------
                                         $187,503  $211,400
                                          =======   =======

(4)  Accrued Expenses and Other Current Liabilities
     ----------------------------------------------
Accrued expenses and other current liabilities consist of  (in thousands):
                                            December 31,
                                          -----------------
                                           1995      1994
                                           ----      ----
Advertising                               $23,295   $24,584
Income taxes                               19,498    23,586
Royalties                                  13,825    13,344
Compensation                                7,593     5,634
Taxes other than income                     4,362     4,433
Interest                                    4,907     6,861
Reserves for restructuring costs            4,434       460
Other                                      15,265    16,205
                                           ------    ------
                                          $93,179   $95,107
                                           ======   =======

(5)  Notes and Acceptances Payable
     -----------------------------

In February and March 1995, the Company entered into $290,000,000 of new credit facilities (the New Credit Facilities). The New Credit Facilities consist of three separate three-year revolving credit facilities with General Electric Capital Corporation and affiliates in an aggregate amount of $90,000,000 and a $200,000,000 five-year domestic receivables securitization facility arranged by General Electric Capital Corporation. Borrowings under the New Credit Facilities were used to refinance outstanding indebtedness under the Company's prior principal credit facility (the Prior Facility) and certain credit facilities of foreign subsidiaries.

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

Under the securitization facility, Tyco Industries and Tyco Manufacturing Corporation sell substantially all of their accounts receivable to Tyco Funding I Corporation (TFC I) and Tyco Funding II Corporation (TFC II). These companies are bankruptcy remote subsidiaries of Tyco Industries and are consolidated in the financial statements of the Company. TFC I and TFC II purchase the accounts receivable with proceeds from their borrowings under a commercial paper facility (limited to a maximum of 75% of eligible accounts receivable, as defined) and certain deferred payments. The interest rate on the facility is the market rate for commercial paper plus 1.30%. The accounts receivable that are sold are solely the assets of TFC I or TFC II and are pledged as security for their borrowings. In the event of liquidation of TFC I or TFC II, the creditors of TFC I or TFC II would be entitled to satisfy their claims from the assets of TFC I or TFC II prior to any distribution to Tyco Industries.

At December 31, 1995, total utilization under the New Credit Facilities was $51,874,000 which included $45,420,000 in borrowings and $6,454,000 in letters of credit.

Under the terms of the New Credit Facilities, the Company and its subsidiaries are (1) subject to covenants and conditions relating to the maintenance of net worth, fixed charge coverage and income; (2) restricted from incurring additional indebtedness or certain obligations and from acquiring any other entities, whether by asset purchase, merger or otherwise; (3) restricted in the ability to pay cash dividends on capital stock subject to certain limitations; and (4) permitted to guarantee additional amounts of debt incurred by certain of its subsidiaries up to an aggregate of $70,000,000. During the fourth quarter of 1995, the Company was not in compliance with certain financial covenants under the New Credit Facilities and received waivers from General Electric Capital Corporation and affiliates. The Company has amended the New Credit Facilities to reflect revisions to its financial covenants. As a result of the amendment, the interest rate on the facilities was increased by .25% beginning in 1996.

The Prior Facility between a subsidiary of the Company and a group of fifteen banks led by NationsBank of North Carolina, N.A. matured on February 24, 1995. The Prior Facility consisted of a $155,000,000 short-term revolving credit facility and a $55,000,000 term-reducing facility with quarterly installment payments of $3,400,000 which commenced in September 1993. During April 1994, the Company prepaid $14,300,000 of the term-reducing facility with part of the proceeds from the issuance of its preferred stock. The Company fully repaid its outstanding obligations under the Prior Facility at maturity. The Prior Facility provided for borrowings at various rates to a maximum of 3% over the prime rate. At December 31, 1994, total utilization of the Prior Facility included approximately $53,615,000 of borrowings ($20,300,000 of which represented the term-reducing facility) and $2,516,000 in letters of credit.

At December 31, 1995 and 1994, certain foreign subsidiaries of the Company have agreements with various banks which provide for credit extensions of approximately $35,764,000 and $65,483,000, respectively. Short-term borrowings under these facilities were $15,503,000 and $24,216,000, at December 31, 1995 and 1994, respectively. Borrowings under these agreements are subject to a variety of terms and conditions, including collateral requirements. These subsidiaries also had outstanding letters of credit aggregating $7,826,000 and $15,534,000 at December 31, 1995 and 1994, respectively.


(6)  Long-Term Debt
     --------------
Long-term debt consists of (in thousands):
                                          December 31,
                                      --------------------
                                        1995        1994
                                        ----        ----
Subordinated notes                    $142,534    $141,468
Mortgage                                 4,143       4,656
Other                                    1,556       1,892
                                       -------     -------
                                       148,233     148,016
Less amounts due within
  one year                               1,053       1,165
                                       -------     -------
                                      $147,180    $146,851
                                       =======     =======

Subordinated notes include $126,500,000 of Senior Subordinated Notes and $16,034,000 of Convertible Subordinated Notes.

The Senior Subordinated Notes mature in 2002 and bear interest at 10.125% payable on February 15 and August 15. The Notes are redeemable at the option of the Company in whole or in part after August 15, 1997, at redemption prices equal to 103.797% of the principal amount reducing annually to 100% by August 15, 2000. The Senior Subordinated Notes are guaranteed by Tyco Industries and certain of its subsidiaries.

The Convertible Subordinated Notes, which are to be repaid in four equal annual payments commencing in 1998, bear interest at 7% payable on June 30 and December
31. The Notes are convertible at a price of $10 per share into approximately 1,603,000 shares of common stock of the Company at December 31, 1995. During 1995 and 1994, $1,066,000 and $1,467,691 of additional Convertible Subordinated Notes were issued in lieu of interest payments.

The Company's 7.04% mortgage is secured by land and buildings having a net book value of approximately $4,457,000 at December 31, 1995. The mortgage is payable in annual installments of $478,000 and matures in 2004.

Long-term debt is payable subsequent to December 31, 1995 as follows:
1996 - $1,053,000; 1997 - $1,096,000; 1998 - $4,835,000; 1999 - $4,498,000;
2000 - $4,491,000; and thereafter - $132,260,000.

(7)  Stockholders' Equity
     --------------------

Stock Option Plans

The Company has four stock option plans: 1985 Tyco Toys Incentive Stock Option Plan, 1986 Non-Qualified Stock Option Plan, 1986 Non-Qualified Stock Option Plan 2 and 1992 Non-Qualified Stock Option Plan. A total of 4,520,000 shares of common stock were originally reserved for issuance pursuant to options to be granted under these stock option plans. At December 31, 1995, there are 764,505 options available for grant. The plans provide for option grants at exercise prices not less than the closing market value as listed on the New York Stock Exchange on the date the option is granted, subject to adjustment for such changes as stock splits. Transactions involving the plans are summarized as follows:

                                                             Range of
                                      Number              Exercise Prices
                                     of Shares               Per Share
                                     ---------       ----------------------
                                                     Lowest         Highest
                                                     ------         -------

Outstanding at December 31, 1992     1,668,080       $ 4.50     -    $17.00
  Granted                               12,000        11.50     -     12.88
  Exercised                           (170,500)        4.50     -      4.50
  Cancelled                            (58,020)        7.19     -     15.03
                                     ---------        -----           -----
Outstanding at December 31, 1993     1,451,560         4.50     -     17.00
                                     ---------        -----           -----
  Granted                              991,762         7.38     -      9.00
  Exercised                            (46,200)        4.50     -      4.50
  Cancelled                         (1,198,094)        7.21     -     17.00
                                     ---------        -----           -----
Outstanding at December 31, 1994     1,199,028         4.50     -     17.00
                                     ---------        -----           -----
  Granted                              706,009         5.63     -      7.25
  Exercised                            (81,300)        4.50     -      4.50
  Cancelled                           (162,566)        4.50     -      9.00
                                     ---------        -----           -----
Outstanding at December 31, 1995     1,661,171         5.63     -     17.00
                                     =========        =====           =====

Options granted prior to 1995 are fully exercisable from the date of grant. Options granted in 1995 become excerciseable in equal installments on the first through third anniversaries of the date of grant. Of the options outstanding, 955,062 were exercisable as of December 31, 1995. In 1994, new stock options were issued subject to the surrender and cancellation of certain outstanding stock options.

Long-Term Incentive Plan

During 1995, the Board of Directors and shareholders of the Company approved the establishment of a new Long-Term Incentive Plan for certain senior executive managers of the Company. Under the Plan, the Company has the authority to issue up to 2,000,000 restricted stock units (Restricted Stock Units). This Plan is designed to supplement the 1992 Non-Qualified Stock Option Plan of the Company through grants of Restricted Stock Units. Participants are entitled to receive a prescribed number of shares of Company stock after seven years of continued employment. A participant's vesting of Restricted Stock Units can be accelerated if total return to shareholders exceeds targeted levels. During 1995, the Company granted 759,000 Restricted Stock Units to senior executive managers of the Company pursuant to the Plan. The market price of the stock on the date of grant was $5.63. The aggregate fair market value of the Restricted Stock Units is being amortized to compensation expense over the restriction period. Total compensation expense reflected in the Consolidated Statements of Operations for 1995 was $464,000. During 1995, the Company issued 2,342 shares of Common Stock pursuant to the Long-Term Incentive Plan.

Preferred Stock

On April 15, 1994, the Company issued $50,000,000 of 6% Series B Voting Convertible Exchangeable Preferred Stock (Preferred Stock) to an investment group consisting of Corporate Partners, L.P., Corporate Offshore Partners, L.P., and the State Board of Administration of Florida, collectively referred to as the Purchasers. The $47,000,000 of net proceeds after issuance costs were used to reduce net borrowings of the Company and for general corporate purposes.

The Preferred Stock has an annual dividend yield of 6% which may be paid in the form of additional shares of Preferred Stock through April 15, 1996. Dividends issuable in shares of Preferred Stock in lieu of cash during 1995 and 1994 totalled $3,200,000 and $2,157,000, respectively. The Preferred Stock has a liquidation value of $1,050 per share and is convertible into shares of common stock of the Company at a conversion price of $10 per share. The Company has the option, at any time, to exchange the Preferred Stock for 6% Convertible Subordinated Notes. The Company, at its option, may redeem the Preferred Stock at any time after April 15, 1997 at an amount equal to 105.25% of the liquidation value which reduces annually to 100% of the liquidation value in 2004. On April 15, 2004, the Company is required to redeem all outstanding Preferred Stock. The redemption price shall be paid, at the Company's option, in cash or in shares of common stock. The Preferred Stock issued to the Purchasers entitles the holder to vote (on an as-converted basis) with the common shares as a single class on all matters on which the Company's common shareholders vote.

The Registration Agreement, dated April 15, 1994, gives the Purchasers demand and incidental registration rights, as defined, with respect to the Preferred Stock, common stock issued upon conversion, or notes issued in an exchange for such Preferred Stock.

Common Stock Dividends

For the year ended December 31, 1993, the Company declared common stock dividends aggregating $2,531,000. As a result of the dividend restrictions imposed by its credit facilities, the Company was precluded from paying dividends for the years ended December 31, 1995 and 1994. The terms of the Company's Preferred Stock, 10.125% Senior Subordinated Notes and 7% Convertible Subordinated Notes also have limitations on the payment of cash dividends.

(8)  Income Taxes
     ------------

The Company adopted SFAS 109 as of January 1, 1993. There was no cumulative effect on the deferred tax balances as a result of adopting this pronouncement.

In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws. SFAS 109 requires the Company to record the net deferred tax benefits of net operating loss and tax credit carryforwards, if realization is more likely than not.

The components of loss before income taxes consist of (in thousands):

                                          Year ended December 31,
                                ---------------------------------------
                                  1995         1994              1993
                                  ----         ----              ----

Domestic                         $ (3,337)       $(14,539)     $(42,002)
Foreign                           (24,897)        (16,934)      (41,338)
                                  -------          ------        ------
                                 $(28,234)       $(31,473)     $(83,340)
                                  =======          ======        ======

The provision (benefit) for income taxes consists of (in thousands):

                                          Year ended December 31,
                                ---------------------------------------
                                  1995         1994              1993
                                  ----         ----              ----

Current:
  Federal                        $      -        $      -      $ (2,397)
  State                                 -               -           995
  Foreign                          (1,005)            339         2,000
                                    -----             ---         -----
                                   (1,005)            339           598
                                    -----             ---           ---
Deferred:
  Federal                          (3,038)           (127)       (9,039)
  State                                 -          (1,327)         (696)
  Foreign                           3,038           2,615        (4,717)
                                    -----           -----         -----
                                        -           1,161       (14,452)
                                    -----           -----        ------
Tax benefit from the exercise
    of employee stock options           -               -           454
                                    -----           -----        ------
                                  $(1,005)       $  1,500      $(13,400)
                                    =====           =====        ======

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to the loss before income taxes. The following schedule reconciles the income tax benefit at the statutory rate and the actual income tax provision (benefit) as reflected in the Consolidated Statements of Operations (in thousands):

                                                 Year ended December 31,
                                             -------------------------------
                                               1995       1994       1993
                                             ---------  ---------  ---------

Loss before income taxes                     $(28,234)  $(31,473)  $(83,340)
                                             ========   ========   ========
Tax benefit at the federal statutory rate      (9,600)   (10,701)   (28,336)
Tax on deemed repatriation of
 foreign earnings                                 861      3,233      1,241
State income taxes, net of the
 federal tax provision (benefit)                    -     (2,567)    (1,730)
U.S. benefit for foreign tax credits                -       (798)    (1,710)
Impact of foreign operations                   10,498      9,139     11,338
Limitation on utilization of domestic
 tax benefits                                     271        883      4,236
Deductible shutdown expenses                   (4,438)         -          -
Amortization of nondeductible expenses          1,716      1,678      1,734
Other                                            (313)       633       (173)
                                             --------   --------   --------
                                             $( 1,005)  $  1,500   $(13,400)
                                             ========   ========   ========

The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the years ended December 31, 1995, 1994 and 1993, which the adoption of SFAS 109 has required the Company to recognize, are as follows (in thousands):

                                   1995       1994       1993
                                 ---------  ---------  ---------
Current:
 Sales and product allowances    $  3,524   $  4,240   $  4,790
 Co-operative advertising           4,320      4,343      4,738
 Receivable reserves                1,071        811      4,230
 Obsolescence reserve               1,503      4,451      3,934
 State temporary differences        3,195      3,307          -
 Other                              2,865      3,551          -
                                 --------   --------   --------
                                   16,478     20,703     17,692
  Valuation allowance              (3,470)    (3,472)    (1,203)
                                 --------   --------   --------
                                 $ 13,008   $ 17,231   $ 16,489
                                 ========   ========   ========
Noncurrent:
 Net operating losses            $ 85,337   $ 61,134   $ 48,461
 State temporary differences       11,186      9,672     10,411
 Foreign tax credits                7,221      6,068      5,269
 Depreciation                       1,517     (1,002)    (1,885)
 Other                              2,036      1,371      5,983
                                 --------   --------   --------
                                  107,297     77,243     68,239
  Valuation allowance             (78,737)   (53,511)   (42,604)
                                 --------   --------   --------
                                 $ 28,560   $ 23,732   $ 25,635
                                 ========   ========   ========

Management believes, considering all available evidence, including the Company's history of earnings from prior years (after adjustments for nonrecurring items, restructuring charges, permanent differences, and other appropriate adjustments) and after considering appropriate tax planning strategies, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating losses and future deductible temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $82,207,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of total net deferred tax assets of $41,568,000.

The valuation allowances have been established due to management's analysis indicating that certain tax credit and net operating loss carryforwards, the use and life of which are limited under the income tax laws, may expire prior to their full utilization. The valuation allowances include $16,168,000 related to the preacquisition net operating losses of Matchbox. Any subsequently recognized benefits related to these net operating losses will be allocated to reduce goodwill. The net increase of $25,224,000 in the valuation allowance for deferred tax assets in 1995 relates primarily to foreign net operating loss carryforwards.

As of December 31, 1995, the Company had domestic net operating loss carryforwards for federal income tax purposes of $76,493,000, exclusive of the Matchbox net operating loss carryforwards discussed below. These net operating loss carryforwards are available to reduce future federal taxable income and expire in the years 2008, 2009 and 2010. The Company's international subsidiaries have, in the aggregate, approximately $112,143,000 of tax loss carryforwards available at December 31, 1995. These tax losses are available to reduce the originating subsidiary's future taxable income and have varying expiration dates.

The Company has general business and foreign tax credit carryovers of $625,000 and $7,101,000, respectively, at December 31, 1995. The Company's future federal income tax liability can be reduced by the general business tax credits through the year 2009 and by the foreign tax credits through the year 2000. These credits expire as follows (in thousands):

    Year of Expiration       General Business  Foreign
    ------------------       ----------------  -------
           1996                   $  -         $  682
           1997                     24          1,338
           1998                     47          2,045
           1999                    112          1,883
           2000                     60          1,153
       2001 to 2009                382              -
                                  ----         ------
                                  $625         $7,101
                                  ====         ======

The Company also has nonexpiring alternative minimum tax credits totalling $1,412,000. Additionally, as of the October 2, 1992 acquisition date, the Matchbox domestic companies have regular and alternative minimum tax net operating loss carryforwards of approximately $47,500,000 which may expire during the years 2001 to 2004. These Matchbox loss carryforwards are subject to an annual limitation and can only be used to offset taxable income of the Matchbox domestic companies.

Accumulated net undistributed earnings of the Company's foreign subsidiaries included in accumulated deficit were $104,437,000 at December 31, 1995. The Company has not recognized a deferred tax liability of $26,002,000 for the undistributed earnings of its foreign subsidiaries at December 31, 1995 since the Company currently does not expect these earnings to be remitted to the U.S. in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover the undistributed earnings in a taxable manner, such as through receipt of dividends, a loan of the unremitted earnings to the Company or one of its U.S. affiliates, or a sale of a foreign subsidiary's stock.

The Internal Revenue Service has examined the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended August 31, 1987 through August 31, 1990. The Company reached a settlement that did not materially affect the results of operations (including realization of net operating loss carryforwards and tax credit carryforwards), financial condition or liquidity of the Company.

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

(9)  Lease Commitments
     -----------------

The Company leases facilities and equipment under noncancellable operating leases with terms of up to ten years. Most leases contain escalation and renewal clauses and require the Company to pay real estate taxes and utility charges. Aggregate rental expense for operating leases was $15,523,000, $14,945,000 and $14,836,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

Future minimum lease commitments aggregating $65,375,000 are payable as follows:
1996 - $13,239,000; 1997 - $12,183,000; 1998 - $10,100,000; 1999 - $6,847,000;
2000 - $4,914,000 and thereafter - $18,092,000.


(10)  Commitments and Contingencies
      -----------------------------

Letters of Credit

The Company was contingently liable for open letters of credit of approximately $14,280,000 at December 31, 1995.

Foreign Exchange Risk Management

The primary focus of the Company's foreign exchange risk management program is to reduce earnings and cash flow volatility due to foreign exchange rate fluctuations. In accordance with this policy, the Company enters into foreign currency forward exchange contracts and options as hedges of inventory purchases and various other intercompany transactions. The credit risks associated with the Company's foreign currency forward exchange contracts and options are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

At December 31, 1995, the Company had outstanding foreign currency forward exchange contracts totalling $33,141,000 to purchase U.S. dollars. In January 1996, the Company entered into an additional $32,432,000 of forward contracts which primarily provide for the purchase of U.S. dollars with foreign currencies. The principal currencies being hedged are the Belgian franc, British pound, Australian dollar and Canadian dollar. Foreign currency forward exchange contracts and options expire within twelve months.

Guaranteed Royalties

The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. For the years ended December 31, 1995, 1994 and 1993, the Company incurred $33,016,000, $33,079,000 and $33,036,000 in royalty expense, respectively. Certain license agreements require minimum guaranteed royalty payments over the term of the license. At December 31, 1995, the Company was committed to pay total minimum guaranteed royalties aggregating $88,204,000 which are payable as follows:
1996 - $14,726,000; 1997 - $11,660,000; 1998 - $12,067,000; 1999 - $12,292,000;
2000 - $12,897,000; and thereafter - $24,562,000.

Guaranteed Purchases

In the ordinary course of business, the Company has entered into guaranteed purchase agreements with certain suppliers to ensure the timely delivery and availability of product. As of December 31, 1995, the Company was committed for purchases aggregating $7,701,000 from its suppliers.

Legal Proceedings

Italian Litigation

In 1994, the former managing director of the Company's Italian subsidiary initiated court action against the Company in Italy, alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary. The Company is awaiting the court's decision in this matter. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation, and the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity. The Trustee liquidating the Italian subsidiary has also lodged claims against the former managing director on behalf of the subsidiary.

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

(11)  Disclosure About Fair Value of  Financial Instruments
      -----------------------------------------------------

The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable estimate of their fair values at December 31, 1995 and 1994.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term debt - The fair value of the Company's publicly-issued debt is based
--------------
on the quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues not quoted on an exchange. The carrying amounts and estimated fair values of long-term debt are as follows (in thousands):

                                          December 31,
                           ------------------------------------------
                                  1995                  1994
                           --------------------  --------------------
                           Carrying  Estimated   Carrying  Estimated
                            Amount   Fair Value   Amount   Fair Value
                           --------  ----------  --------  ----------
       Publicly-issued     $126,500    $114,324  $126,500     $94,400
       Privately-issued      21,733      21,733    21,516      21,516

Investments - It was not practicable to estimate the fair value of privately-
-----------
held investments of $5,800,000, and $6,100,000 at December 31, 1995 and 1994, respectively, due to the lack of quoted market prices and the excessive cost involved in determining such fair value.

Foreign currency forward exchange contracts - The Company had commitments under
-------------------------------------------
foreign currency forward exchange contracts in various foreign currencies totalling approximately $33,141,000 and $7,400,000 as of December 31, 1995, and 1994, respectively. Based on quoted market rates, the carrying amounts of these items approximated their fair value at December 31, 1995 and 1994.

The fair value estimates presented herein were based on pertinent information available to management of the Company as of December 31, 1995 and 1994. Although management is not aware of any factors that would have a significant adverse effect on the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.


(12)  Business Segment Information
      ----------------------------

Product Development and Packaging Design Costs

The Company incurred product development and packaging design costs of approximately $20,740,000, $17,519,000 and $19,062,000 for the years ended
December 31, 1995, 1994 and 1993, respectively.

Major Customer Information

For the years ended December 31, 1995, 1994 and 1993, Toys "R" Us, Inc., a chain of retail toy stores, accounted for approximately 25%, 27% and 24%, respectively, of net sales. For the three years ended December 31, 1995, Wal-Mart Stores, Inc., a chain of discount stores, accounted for approximately 13%, 10% and 9%, respectively, of net sales. No other customer accounted for more than 10% of the Company's net sales for these periods.

Product Line Information

The Company is engaged primarily in one segment which is the design, development, manufacture and distribution of a variety of toy products.

Geographic Information

Information with respect to legal entity net sales, operating income (loss), and identifiable assets by geographic area for the three years ended December 31, 1995 is presented as follows (in thousands):

                                               Year ended December 31,
                                          ----------------------------------
                                             1995        1994        1993
                                          ----------  ----------  ----------
Net sales:
 North America                            $ 470,045   $ 464,751   $ 452,444
 Far East                                   222,625     239,208     303,832
 Europe and Pacific Rim                     189,889     264,736     231,653
                                          ---------   ---------   ---------
                                            882,559     968,695     987,929
 Intercompany                              (173,450)   (215,597)   (257,750)
                                          ---------   ---------   ---------
                                          $ 709,109   $ 753,098   $ 730,179
                                          =========   =========   =========

Operating income (loss):
 North America                            $   8,299   $ (11,240)  $ (55,375)
 Far East                                    10,176      13,221      18,270
 Europe and Pacific Rim                     (20,746)     (1,830)    (19,218)
                                          ---------   ---------   ---------
                                             (2,271)        151     (56,323)
 Intercompany                                   (11)        484        (591)
                                          ---------   ---------   ---------
                                          $  (2,282)  $     635   $ (56,914)
                                          =========   =========   =========

 Identifiable assets:
 North America                            $ 510,547   $ 525,389   $ 517,531
 Far East                                   104,717     125,449     123,048
 Europe and Pacific Rim                     133,023     182,994     216,693
                                          ---------   ---------   ---------
                                            748,287     833,832     857,272
 Intercompany                              (133,155)  (163,197)   (142,103)
                                          ---------   ---------   ---------
                                          $ 615,132   $ 670,635   $ 715,169
                                          =========   =========   =========

Intercompany Pricing

Intercompany sales are made on a basis intended to reflect the market value of the products. Sales generated by the Company's operations in the Far East substantially represent export sales to the Company's subsidiaries and unaffiliated customers in North America, Europe and the Pacific Rim.

(13) Selected Quarterly Financial Data
     ---------------------------------
     (Unaudited)

Summarized quarterly financial data for 1995 and 1994 is as follows (in thousands, except per share data):

                                                            Quarter
                                -------------------------------------------------------------------
1995                              First           Second              Third              Fourth
----                              -----           ------              -----              ------
Net Sales                       $116,060         $151,692           $226,285            $215,072
Gross profit                      49,103           63,830             95,583              84,357
Net income (loss)                 (6,669)          (8,835) [1]         5,546             (17,271) [2]
Net income (loss) applicable
 to common shareholders           (7,453)          (9,625) [1]         4,738             (18,089) [2]
Net income (loss) per common
 share                             (0.21)           (0.28) [1]          0.14               (0.52) [2]

1994                              First           Second              Third              Fourth
----                              -----           ------              -----              ------
Net sales                       $106,791         $158,454           $241,085            $246,768
Gross profit                      44,221           69,439             97,584              96,460
Net income (loss)                (13,375)           1,207             (8,103) [3]        (12,702)
Net income (loss) applicable
 to common shareholders          (13,375)             582             (8,853) [3]        (13,484)
Net income (loss) per common
 share                             (0.39)            0.02              (0.26) [3]          (0.39)

The calculation of net income (loss) per share is prepared independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts in 1995 and 1994 may not necessarily equal the total for the years because of certain transactions which occurred during the respective periods.

[1] Reflects a $4,900,000 restructuring charge representing the consolidations in the International and Preschool businesses.

[2] Reflects a $4,000,000 restructuring charge primarily related to the closure of a manufacturing facility in Temse, Belgium.

[3] Reflects a $4,700,000 restructuring charge related to the closure of Tyco Italy.


(14)  Related Parties
      ---------------

Taiyo Kogyo

The Company owns an 18.5% interest in Taiyo Kogyo Co., Ltd. (Taiyo Kogyo), the Company's exclusive radio control vehicle manufacturer. No single manufacturer other than Taiyo Kogyo supplies the Company with more than 10% of its products.

                                                            Schedule II

                                Tyco Toys, Inc.
                 Valuation and Qualifying Accounts and Reserves
                  For the three years ended December 31, 1995
                                 (in thousands)


                                 Balance at  Charged to               Balance at
                                 Beginning   Costs and   Deductions     End of
                                 of Period    Expenses       (a)        Period
                                 ----------  ----------  -----------  ----------

For the year ended December
 31, 1995
 Allowances on:
  Accounts receivable               $50,781     $67,937     $62,994      $55,724
  Inventories                        12,972      11,219      16,323        7,868

For the year ended December
 31, 1994
 Allowances on:
  Accounts receivable               $56,666     $69,088     $74,973      $50,781
  Inventories                        16,421      19,921      23,370       12,972

For the year ended December
 31, 1993
 Allowances on:
  Accounts receivable               $62,146     $52,320     $57,800      $56,666
  Inventories                        13,447      28,566      25,592       16,421

------------------------


(a)  Amounts written-off against related assets.

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

                                 TYCO TOYS, INC.
                                 ---------------
                                 (Registrant)


                              By /s/ Gary Baughman
                                 -----------------
                                 Gary Baughman
                                 President, Chief Executive Officer,
                                 and Director
                                 March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard E. Grey                /s/ Gary Baughman
-------------------                -----------------
Richard E. Grey                    Gary Baughman
Chairman of the Board              President, Chief Executive Officer,
and Director                       and Director
March 26, 1996                     March 26, 1996


/s/ Harry J. Pearce
-------------------
Harry J. Pearce
Vice Chairman, Chief Financial Officer,
and Director
March 26, 1996


/s/ Arnold Thaler                  /s/ Joel M. Handel
-----------------                  ------------------
Arnold Thaler                      Joel M. Handel
Director                           Director
March 26, 1996                     March 26, 1996


/s/ John A. Canning, Jr.           /s/ David B. Golub
------------------------           ------------------
John A. Canning, Jr.               David B. Golub
Director                           Director
March 26, 1996                     March 26, 1996

/s/ Jerome I. Gellman              /s/ Jonathan H. Kagan
---------------------              ---------------------
Jerome I. Gellman                  Jonathan H. Kagan
Director                           Director
March 26, 1996                     March 26, 1996

/s/ Timothy J. Danis               /s/ Dr. LaSalle D. Leffall, Jr.
--------------------               -------------------------------
Timothy J. Danis                   Dr. LaSalle D. Leffall, Jr.
Director                           Director
March 26, 1996                     March 26, 1996