Form 10-Q
period 1996-03-29
TYCO TOYS INC
filed 1996-05-15
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Period Ended March 31, 1996
                                   ---------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to
               ----------   ----------

Commission File Number 1-9357
                       ------
                                 TYCO TOYS, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                              13-3319358
- ------------------------                                   -------------------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


6000 Midlantic Drive, Mt. Laurel, New Jersey                      08054
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code            (609) 234-7400
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

Number of shares outstanding of each class of Registrant's Stock as of April 30, 1996

    Common, $.01 par value.............................34,826,668 shares
    Preferred, $.10 par value..............................53,631 shares

                                 TYCO TOYS, INC.

                                    FORM 10-Q

                                 MARCH 31, 1996

                                      INDEX

Part I.   Financial Information                                           Page
- -------------------------------                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1996 and 1995
              and December 31, 1995                                         3

          Consolidated Statements of Operations - For the Quarters
              Ended March 31, 1996 and 1995                                 4

          Consolidated Statements of Stockholders' Equity - For the
              Three Months Ended March 31, 1996 and
              for the Year Ended December 31, 1995                          5

          Consolidated Statements of Cash Flows - For the Three Months
              Ended March 31, 1996 and 1995                                 6

          Notes to Consolidated Financial Statements                      7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  11-13


Part II.  Other Information
- ---------------------------

Item 1.   Legal Proceedings                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

Part I.  Financial Information.
Item 1.  Financial Statements.
                                 Tyco Toys, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                       March 31,                    December 31,
                                                             ---------------------------            ------------
                                                                1996             1995                   1995
                                                             ----------        ---------            ----------
                                                                      (Unaudited)
ASSETS
- ------
Current assets
     Cash and cash equivalents                                $   9,880         $ 13,280              $ 27,604
     Receivables, net                                           108,529          132,658               187,503
     Inventories, net                                            59,757           74,070                56,710
     Prepaid expenses and other current assets                   17,343           23,514                19,738
     Deferred taxes                                              13,007           17,275                13,008
                                                               --------         --------              --------
         Total current assets                                   208,516          260,797               304,563

Property and equipment, net                                      33,147           46,498                33,021

Goodwill, net of accumulated amortization                       224,282          231,010               226,112
Deferred taxes                                                   34,030           27,998                28,560
Other assets                                                     21,985           21,660                22,876
                                                               --------         --------              --------
         Total assets                                          $521,960         $587,963              $615,132
                                                               ========         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
Notes payable                                                  $ 35,468         $ 37,008              $ 60,923
Current portion of long-term debt                                   942            1,123                 1,053
Accounts payable                                                 21,493           36,002                45,557
Accrued expenses and other current liabilities                   59,574           76,418                93,179
                                                               --------         --------              --------
         Total current liabilities                              117,477          150,551               200,712

Long-term debt                                                  147,057          147,359               147,180
Other liabilities                                                 2,151            2,371                 1,900

Stockholders' equity
  Preferred stock, Series B $.10 par value, $1,050
           liquidation value per share, 1,000,000 shares
           authorized; 52,839, 49,789 and 52,059 shares
           issued and outstanding as of March 31, 1996
           and 1995 and December 31, 1995, respectively               5                5                     5
  Common stock, $.01 par value, 75,000,000
           shares authorized; 35,017,158, 34,933,516 and
           35,017,158 shares issued as of March 31, 1996
           and 1995 and December 31, 1995, respectively             350              349                   350
  Additional paid-in capital                                    347,852          344,067               347,033
  Accumulated deficit                                           (69,285)         (35,285)              (58,261)
  Treasury stock, at cost                                        (1,676)          (1,595)               (1,676)
  Cumulative translation adjustment                             (21,971)         (19,859)              (22,111)
                                                                -------         --------              --------
           Total stockholders' equity                           255,275          287,682               265,340
                                                                -------          -------               -------
              Total liabilities and stockholders' equity       $521,960         $587,963              $615,132
                                                               ========         ========              ========


See accompanying notes to consolidated financial statements.

                                 Tyco Toys, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                         For the Quarters Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          1996            1995
                                                                        -------          -------
Net sales                                                             $  95,768         $116,060
Cost of goods sold                                                       55,133           66,957
                                                                      ---------         --------
Gross profit                                                             40,635           49,103
                                                                      ---------         --------
Marketing, advertising and promotion                                     24,967           28,868
Selling, distribution and administrative expenses                        25,047           27,399
Amortization of goodwill                                                  1,607            1,593
                                                                      ---------         --------
Total operating expenses                                                 51,621           57,860
                                                                      ---------         --------
Operating loss                                                          (10,986)          (8,757)
Interest expense, net                                                     5,276            5,865
Other income, net                                                          (574)          (4,329)
                                                                      ---------         --------
Loss before income taxes                                                (15,688)         (10,293)
Income tax benefit                                                       (5,491)          (3,624)
                                                                      ---------         --------
Net loss                                                                (10,197)          (6,669)
Preferred stock dividends                                                   827              784
                                                                      ---------         --------
Net loss applicable to common shareholders                             $(11,024)      $   (7,453)
                                                                      =========       ==========
Net loss per common share                                              $  (0.32)      $    (0.21)
Weighted average number of common shares outstanding                     34,827           34,757



See accompanying notes to consolidated financial statements.

                                Tyco Toys, Inc..
                 Consolidated Statements of Stockholders' Equity
              For the three months ended March 31, 1996 (Unaudited)
                    and for the year ended December 31, 1995

                        (in thousands, except share data)

                                                 Preferred Stock         Common Stock        Additional
                                            ---------------------- -----------------------    Paid - In    Accumulated
                                               Shares     Amount      Shares       Amount      Capital       Deficit
- ----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                 49,055          $5      34,893,516      $349     $343,213      $(27,832)

Issuance of restricted stock                      -           -          42,342         -          338            -
Exercise of stock options                         -           -          81,300         1          328            -
Acquisition of treasury stock                     -           -               -         -            -            -
Preferred stock dividends                     3,004           -               -         -        3,154        (3,200)
Foreign currency translation adjustment           -           -               -         -            -            -
Net Loss                                          -           -               -         -            -       (27,229)
- ----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 52,059           5      35,017,158       350      347,033       (58,261)

Preferred stock dividends                       780           -               -         -          819          (827)
Foreign currency translation adjustment           -           -               -         -            -            -
Net loss                                          -           -               -         -            -       (10,197)
- ----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996                    52,839          $5      35,017,158      $350     $347,852      $(69,285)
======================================================================================================================

                               (RESTUBBED TABLE)

                                             Treasury Stock       Cumulative
                                           -------------------    Translation
                                           Shares     Amount      Adjustment      Total
- ----------------------------------------------------------------------------------------
Balance at December 31, 1994             (175,590)     $(1,595)    $(17,908)    $296,232

Issuance of restricted stock                    -            -            -          338
Exercise of stock options                       -            -            -          329
Acquisition of treasury stock             (14,900)         (81)           -          (81)
Preferred stock dividends                       -            -            -          (46)
Foreign currency translation adjustment         -            -       (4,203)      (4,203)
Net Loss                                        -            -            -      (27,229)
- -----------------------------------------------------------------------------------------
Balance at December 31, 1995             (190,490)      (1,676)     (22,111)     265,340

Preferred stock dividends                       -            -            -           (8)
Foreign currency translation adjustment         -            -          140          140
Net loss                                        -            -            -      (10,197)
- -----------------------------------------------------------------------------------------

Balance at March 31, 1996                (190,490)     $(1,676)    $(21,971)    $255,275
========================================================================================


See accompanying notes to consolidated financial statements.

                                 Tyco Toys, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                 (in thousands)

                                                                                  1996             1995
                                                                                  ----             ----
Cash Flows From Operating Activities:
Net loss                                                                         $(10,197)       $  (6,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                    4,809            5,750
    Amortization                                                                    2,409            2,722
    Decrease in allowance for bad debts, returns, markdowns, discounts
        and other receivable reserves                                             (22,983)         (19,471)
    Increase (decrease) in allowance for obsolescence and other
        inventory reserves                                                         (2,542)              48
Change in assets and liabilities:
    Decrease in receivables                                                       102,080           98,941
    Increase in inventories                                                          (391)          (9,511)
    Decrease in prepaid expenses and other current assets                           2,406            2,425
    Increase in deferred taxes                                                     (5,486)          (4,310)
    (Increase) decrease in other assets                                                89           (1,217)
    Decrease in accounts payable                                                  (23,648)         (15,091)
    Decrease in accrued expenses and other current liabilities                    (34,128)         (18,251)
    Increase in other liabilities                                                     285              198
                                                                                 --------         --------
        Total adjustments                                                          22,900           42,233
                                                                                 --------         --------
            Net cash provided by operating activities                              12,703           35,564
                                                                                 --------         --------
Cash Flows From Investing Activities:
Disposition of property and equipment                                                   -               98
Capital expenditures                                                               (4,960)          (4,078)
Acquisition                                                                             -           (1,144)
                                                                                 --------         --------
            Net cash utilized by investing activities                              (4,960)          (5,124)
                                                                                 --------         --------
Cash Flows From Financing Activities:
Financing costs                                                                        --           (4,545)
Repayment of long-term debt                                                          (137)            (201)
Repayment of notes payable, net                                                   (25,406)         (41,946)
                                                                                 --------         --------
            Net cash utilized by financing activities                             (25,543)         (46,692)
                                                                                 --------         --------

Effect of exchange rate changes on cash                                                76             (944)
                                                                                 --------         --------

            Net Decrease in Cash and Cash Equivalents                             (17,724)         (17,196)
Cash and Cash Equivalents, Beginning of Year                                       27,604           30,476
                                                                                 --------         --------
Cash and Cash Equivalents, End of Period                                         $  9,880         $ 13,280
                                                                                 ========         ========

Cash Payments During Period For:
    Interest                                                                     $  7,985         $  9,946
    Taxes                                                                           3,044              150

See accompanying notes to consolidated financial statements.


                                         TYCO TOYS, INC.
                            Notes to Consolidated Financial Statements
                                           (Unaudited)

(1)    Basis of Presentation
       ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Certain items in the prior period's financial statements have been reclassified to conform with the current year's presentation. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results for a full year. The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which is on file with the Securities and Exchange Commission.

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

Management believes, considering all available evidence, including the Company's history of earnings from prior years (after adjustments for nonrecurring items, restructuring charges and permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating losses and future deductible temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $82,207,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $47,037,000.

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

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(3)    Receivables, Net (in thousands):
       ----------------

                                                        March 31,
                                                   ---------------------           December 31,
                                                     1996         1995                  1995
                                                   ---------------------           ------------
       Trade receivables                           $135,640     $151,177               $237,041
       Other receivables                              5,630       12,791                  6,186
       Less:
          Doubtful accounts                           5,430        4,549                  6,052
          Returns, markdowns, discounts
            and other reserves                       27,311       26,761                 49,672
                                                   --------     --------               --------
                                                   $108,529     $132,658               $187,503
                                                   ========     ========               ========



(4)    Inventories, Net (in thousands):
       ----------------

                                                        March 31,
                                                   ---------------------           December 31,
                                                     1996         1995                  1995
                                                   ---------------------           ------------
       Raw materials                                $13,760      $15,868              $  15,483
       Work-in-process                                1,641        2,331                  1,534
       Finished goods                                49,682       68,891                 47,561
       Less obsolescence and other
          reserves                                    5,326       13,020                  7,868
                                                    -------       ------                -------
                                                    $59,757      $74,070                $56,710
                                                     ======       ======                 ======


                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(5)    Legal Proceedings
       -----------------

Italian Litigation
- ------------------
In 1994, court action was initiated against the Company in Milan, Italy by a plaintiff who is the former managing director of the Company's Italian subsidiary; the claims alleged breach of a letter of intent for the sale of the subsidiary. The Company has received a favorable ruling in this litigation, and the Milan Tribunal assessed damages, certain costs, and attorney's fees against the plaintiff, but in the opinion of the management and its outside counsel such appeal, if pursued, is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity.

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

Environmental Litigation
- ------------------------
Tyco Industries, a subsidiary of the Company, has been a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. Two of the matters have been settled for monetary amounts that were not material to Tyco Industries. The third matter, a claim by the New Jersey Department of Environmental Protection for a share of remediation costs at a different site in Sewell, New Jersey, is still pending, but the Company believes that there are meritorious factual and legal defenses to this claim and that its share of a negotiated settlement will not be material to the Company. In the opinion of management of the Company and its outside counsel, this is not likely to have a material adverse impact on the earnings, financial condition or liquidity of the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in this matter.

Other Litigation
- ----------------
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(6)    Net Loss Per Share
       ------------------

Net loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the quarter. Outstanding options, and the Company's convertible notes and preferred securities were determined to be anti-dilutive for the quarters ended March 31, 1996 and 1995 and were therefore excluded from the per share calculations.

(7)    Subsequent Event
       ----------------

On May 8, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with a public offering of $75,000,000 of Series C Mandatorily Convertible Redeemable Preferred Stock. The net proceeds of the proposed offering will be used to reduce the Company's short-term borrowings and for working capital and general corporate purposes. The offering is being underwritten by Donaldson, Lufkin & Jenrette Securities Corporation and Lazard Freres & Company, LLC.

Item 2.   Management Discussion and Analysis of Financial
          -----------------------------------------------
             Condition and Results of Operations.
             ------------------------------------

Results of Operations
- ---------------------

Net sales for the quarter ended March 31, 1996 were $95,768,000 compared to $116,060,000 for the same period last year. The decrease in first quarter sales was attributable to the discontinuance of certain 1995 product categories, in particular, action figures, small dolls and videos in conjunction with the Company's focus on core product lines. Additionally, many new 1996 products, such as Tyco VideoCam(TM), Kitchen Littles(TM) as well as Radio Control toys and Matchbox(R) playsets are scheduled to ship later in the year and did not contribute to the first quarter results. Sales for the Company's Domestic unit were $60,857,000 in 1996 compared to $74,136,000 in the prior year. The decrease in sales was solely attributable to the discontinued product categories described above. International sales decreased $5,613,000 to $27,912,000. This reduction was primarily due to the discontinuance of certain action figure categories in 1996. Preschool sales of $8,049,000 were approximately $700,000 below 1995. Sales for 1995 included approximately $1,500,000 of lower margin non-preschool products. As part of the Company's 1995 restructuring, the marketing of certain non-preschool products was transferred to the Company's Domestic operations. Sales of these transferred non-preschool products included in the Company's 1996 Domestic operations were not material to the first quarter domestic results.

Gross profit for the quarter ended March 31, 1996 was $40,635,000 (42.4% of net sales) compared to $49,103,000 (42.3% of net sales) for the comparable quarter last year reflecting the reduction in sales volume. Gross profit as a percent of net sales remained relatively constant in the Company's Domestic and International units. Direct Import margins improved by 6% in 1996 compared to the 1995 quarter. Approximately one-half of the increase is attributable to reduced depreciation and the remainder is due to an improved product mix resulting from the exclusion of non-preschool products in the 1996 results.

Total operating expenses for the quarter ended March 31, 1996 were $51,621,000 compared to $57,860,000 for the same period last year. In the Domestic business unit, operating expenses were reduced by approximately $2,500,000 primarily reflecting reduced marketing expenses associated with lower sales volume. Operating expenses in the International and Preschool units decreased by approximately $2,800,000 and $600,000, respectively, from 1995, primarily reflecting the effects of the Company's restructuring programs.

Interest expense, net, for the quarter ended March 31, 1996 was $5,276,000 compared to $5,865,000 for the same period last year. The decrease reflects substantially lower average borrowings, partially offset by slightly higher effective borrowing rates, including the amortization of financing costs. Total average borrowings for the quarter ended March 31, 1996 were $181,536,000 at an average borrowing rate of 10.9% compared to total average borrowings of $205,774,000 at an average rate of 10.5% for the first quarter of 1995. Excluding long-term debt, average short-term borrowings were $33,501,000 and $58,932,000 during 1996 and 1995, respectively.

Included in other income for 1996 is a net foreign currency gain of $553,000 compared to a gain of $1,355,000 in the prior year. Other income for 1995 also included a pre-tax profit of approximately $2,500,000 from the sale of the Company's distribution rights for the Kidsongs Music Video line.

The Company recorded an income tax benefit of $5,491,000 for the quarter ended March 31, 1996 compared to $3,624,000 for the same period last year, reflecting the same overall effective rate applied to the increase in consolidated pre-tax losses.

The consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended December 31, 1990 through December 31, 1993 are presently being examined by the Internal Revenue Service. While the final outcome of this examination is not determinable at this time, management of the Company believes that any proposed adjustments, if sustained, will not materially affect the financial condition, results of operations (including realization of net operating loss carryforwards) or liquidity of the Company.

Financial Condition and Liquidity
- ---------------------------------

Three Months Ended March 31, 1996
- ---------------------------------

For the quarter ended March 31, 1996, cash and cash equivalents decreased $17,724,000 to $9,880,000. Contributing to the $12,703,000 generation of cash from operating activities was the seasonal reduction of receivables ($79,097,000) and payables and accruals ($57,776,000) which were offset by the 1996 first quarter loss of $10,197,000. Cash on hand and cash from operations was primarily used to reduce short-term debt of $25,406,000 and to purchase fixed assets of $4,960,000.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under its existing credit facilities, and proceeds from potential equity or debt offerings. The Company believes that its existing credit facilities and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Offering
- --------
On May 8, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with a public offering of $75,000,000 of Series C Mandatorily Convertible Redeemable Preferred Stock. The net proceeds of the proposed offering will be used to reduce the Company's short-term borrowings and for working capital and general corporate purposes. The offering is being underwritten by Donaldson, Lufkin & Jenrette Securities Corporation and Lazard Freres & Company, LLC.

Credit Facility
- ---------------
During the fourth quarter of 1995, the Company was not in compliance with certain financial covenants under its credit facilities and received waivers from General Electric Capital Corporation and affiliates. The Company has amended these credit facilities to reflect revisions to its financial covenants. As a result of the amendment, the interest rate on the facilities was increased by .25% beginning in 1996.

Dividends
- ---------
The Company's credit facilities restrict the Company's ability to pay cash dividends on capital stock until the Company achieves a defined level of tangible net worth. The terms of the 6% Series B Voting Convertible Exchangeable Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of cash dividends. The Company, during the first quarter of 1996 and 1995, issued additional shares of Preferred Stock in lieu of cash dividends valued at $827,000 and $784,000, respectively.

Part II.  Other Information.

Item 1.   Legal Proceedings.
          ------------------
          Reference is made to note 5 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
   (a)    Exhibits.
          ---------
          11. Statement Regarding Computation of Per Share Loss - Quarters Ended March 31, 1996 and 1995.

   (b)    Reports on Form 8-K.
          --------------------
          None.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TYCO TOYS, INC.
                                       ---------------
                                       Registrant

Date:  May 10, 1996                    By:  /s/ Harry J. Pearce
       ------------                         -------------------
                                            Harry J. Pearce
                                            Vice Chairman,
                                            Chief Financial Officer,
                                            and Director

                               EXHIBIT INDEX
                               --------------


Exhibit No.            Description                                  Page

       11              Statement Regarding Computation
                         of Per Share Loss for the Quarters
                         ended March 31, 1996 and 1995.               16