Form 10-K/A
period 1995-12-31
TYCO TOYS INC
filed 1996-06-11
CIK 786130

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                                 FORM 10-K/A


                      AMENDMENT TO APPLICATION OR REPORT

                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                               TYCO TOYS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                          COMMISSION FILE NO. 1-9357

                               AMENDMENT NO. 1


   The undersigned registrant hereby amends the following items of its Annual Report for the Year ended December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


PART I: ITEM 1. BUSINESS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TYCO TOYS, INC.

                                            By /s/ Harry J. Pearce
                                            -----------------------------------
                                            Harry J. Pearce
                                            Vice Chairman and Chief Financial
                                            Officer


Dated: June 11, 1996

ITEM 1. BUSINESS

   Tyco designs and markets, on a worldwide basis, a broad range of toy products.

   The Company includes Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its direct and indirect wholly-owned subsidiaries. Principal subsidiaries include Tyco Industries Inc. (Tyco Industries), Tyco (Hong Kong) Ltd., Tyco Manufacturing Corp., Tyco Distribution Corp., Tyco Manufacturing (Europe)
Inc., Tyco Funding I Corp., Tyco Funding II Corp., Tyco Toys (UK) Ltd.,
Matchbox Toys, Ltd., Tyco Toys (France) S.A., Tyco Toys (Canada) Inc., Tyco
Toys Europe n.v., Tyco Toys (Benelux) n.v., Tyco Matchbox (Deutschland) GmbH, Tyco Toys (Espa|fna) S.A., Tyco Preschool Toys Inc. (Tyco Preschool), Ensue|fno-Tyco Toys de Mexico, Tyco Services Inc., Universal Product Innovations, Inc., Tyco Toys (Switzerland) A.G., Tyco Toys GmbH and Tyco Toys (New Zealand) Pty. Ltd.

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

                                  TYCO U.S.


   In 1995, Tyco's domestic sales rose approximately 3% and the U.S. division, which designs and develops most of the toys marketed by the Company around the world, improved its operating results for the second successive year. An ongoing focus on strengthening the Company's core brands and the successful introduction of new toys contributed to the improved results of this group in 1995. Core product categories of the Company include Radio Control, Matchbox(Registered Trademark), Large Dolls, Magna Doodle(Registered Trademark), Electric Racing, Games, View-Master(Registered Trademark), Plush, Activity and Preschool Toys.


 Radio Control


   Tyco Radio Control toys are wireless battery-operated toy vehicles designed for speed and perform- ance. Tyco maintains the largest market share in the radio control toy category. In 1995, Tyco's line featured the top selling 6.0V Jet Turbo(Registered Trademark) Rebound 4x4(Trademark) and the Harley-Davidson(Registered Trademark) Radio Control Motorcycle. For 1996, Tyco's line will include the 6.0V Jet Turbo Dagger(Trademark), a three wheeled dragster, the 6.0V Jet Turbo Samurai(Trademark) racing motorcycle, the 9.6V Turbo Mutator(Trademark) as well as the return of Rebound 4x4(Trademark).


 Matchbox(Registered Trademark)


   Matchbox(Registered Trademark) toys are authentic metal die-cast miniature toy vehicles and push-around playsets. Matchbox(Registered Trademark) is among the Company's largest core brands. In 1996, Tyco is expanding this line to include Action System(Trademark), a new track system featuring interconnecting, interchangeable track and traditional playsets. In 1995, the line grew by over 5% primarily as a result of the Collectibles business and the new Zero G(Trademark) action track system. In addition, the Company is further developing the Matchbox Collectibles business in 1996 by adding new product to the core line of vehicles including Peterbilt(Trademark) Tractor Trailer replicas and an expansion of its fire engine series.


 Large Dolls


   Large Dolls are greater than 11 1/2 inches and usually incorporate mechanical or electronic features. The Company is among the market leaders in the large doll category. In 1996, the Company will market several TV-advertised large dolls including a new version of My Newborn Nancy(Trademark). Brand new for 1996 are the value-priced Baby Wiggles 'n Giggles(Trademark), and Milk 'n Cookies Baby(Trademark). Tyco is also expanding its line of promoted Kenya(Registered Trademark) African-American dolls with Bedtime Kenya(Trademark), which comes with a book featuring an African-American story, and Hairplay Fun Kenya(Trademark), which allows girls to create designer hairstyles.

 Magna Doodle(Registered Trademark)


   Magna Doodle(Registered Trademark) drawing toys and accessories feature the Magna Doodle(Registered Trademark) erasable magnetic drawing board. Magna Doodle(Registered Trademark) continues to be the number one selling drawing toy worldwide. The Company's 'try-me' packaging and second year of parent-directed advertising helped increase Magna Doodle sales in 1995. In 1995, the Company also introduced the Magna Doodle(Registered Trademark) 3-in-1 Play Center(Trademark), a child's table-top desk with three board surfaces for doodling, drawing and playing with building blocks. In 1996, the Color Doodler(Trademark), an erasable color marker board set is being added to the line.


 Electric Racing


   Tyco electric racing sets include slot cars and slotted tracks in a variety of configurations. Tyco continues to maintain a leading market share in the electric racing category. For 1996, the Company will feature 1995's successful Haunted Highway(Trademark) race set which highlights a monster's rolling eyeball as an obstacle and Super Cliff Hangers(Trademark) race sets with cars that race up a wall, upside down and through a loop. New in 1996 will be Gravity Twisting Cliff Hanger(Trademark) which, along with the existing race sets for 1996, will offer Tyco's faster Magnum X-3(Trademark) cars.


   In 1996 Tyco will be introducing a new concept in racing. Combining Tyco's skills in both the radio control and racing categories, the Radio Control Speedway(Trademark) features two full function radio control trucks and a racetrack layout.

 Games


   Tyco Classic Games, feature a variety of well-known games for children and adults. Tyco's core game business growth is based on the continued strength of classic games such as Toss Across(Registered Trademark), Rock 'em Sock 'em Robots(Registered Trademark), Jeopardy!(Registered Trademark), Wheel of Fortune(Registered Trademark), Magic 8 Ball(Registered Trademark), Rebound(Registered Trademark) and Kerplunk(Registered Trademark). In 1996, four new games are being introduced: Pickin Chickens(Trademark), an action game of collecting chicken eggs; Power Zone(Trademark), an arcade-like turbo-disk shooting action game; Up for Grabs(Trademark), an interactive word game; and Game Babies(Trademark), a series of action games featuring miniature baby-shaped playing pieces.


 View-Master(Registered Trademark)


   View-master(Registered Trademark) viewers, reels and toys provide 3-D viewing images for children of all ages. Tyco's View-Master(Registered Trademark) line continues to hold the dominant market share in this category. In 1996, new story reels featuring Disney classics like the Hunchback of Notre Dame, 101 Dalmatians and Toy Story, along with titles based upon Flipper and Spiderman join the existing inventory of titles offered.


 Other Toys

GIRLS' TOYS

   Tyco's line of plush or soft toys has continued to expand in 1995 led by the successful introduction of Doodle Bear(Trademark). In 1996, Doodle Bear(Trademark) is further expanded to include Doodle Pets(Trademark) and Secret Message Doodle Bear(Trademark). Two value-priced plush products, Doggie Bag Doggies(Trademark), little puppies with a unique packaging concept and the Lil' Fursons(Trademark) line of fluffy creatures will be added to the 1996 line. Tyco will also offer an electronic talking plush doll in 1996, Real Talkin' Bubba(Trademark).

   Tyco will be offering a new line of diecast kitchen, food and dining miniatures in 1996 called Kitchen Littles(Trademark). The line is designed for girls' role-playing and is scaled to be compatible with all fashion dolls so that the products will also have a place in the fashion doll accessory market.

ACTIVITY TOYS


   Tyco's Doctor Dreadful(Trademark) 'looks gross, tastes great' playsets were very successful in 1995, and an expanded line for 1996 will feature the new Doctor Dreadful MD(Trademark) line of products. A more conventional cooking line is also available with Tyco's Watch-It Bake!(Registered Trademark) Oven and 3-Minute Ice Cream Maker(Registered Trademark). In addition, Tyco's lines of science and crafts sets return in 1996. Fingernail Fun(Trademark), which provides for fingernail decorating play, and Scrunch 'n Wear Minis(Trademark), which allows girls to make the latest fashion hairwear, will also be joining the Fashion Magic(Registered Trademark) girls' activity line.

CHILDREN'S ELECTRONICS

   In 1996, Tyco will be entering a new category, Children's Electronics. The Company's proprietary product in this category is Tyco VideoCam(Trademark), a child's video camera. Key features of this product are its $100 retail price, which is significantly less than adult video cameras, its point-and-shoot, easy-to-use design, and its durability.

DIRECT IMPORT

   For 1996, Tyco US will be marketing a line of products offered on a letter of credit basis (direct import) which was previously sold by its Tyco Playtime division. Certain of the products are lower cost versions of Tyco's promoted brand names, for example, Matchbox(Registered Trademark) or Doodle Bear(Trademark). In addition, 1996 direct import products will continue to include well known dolls from the past, such as Tiny Tears(Registered Trademark) and Betsy Wetsy(Registered Trademark). A new line of plush toys also will be introduced in 1996 using the brand name of the successful direct marketing company, Vermont Teddy Bears(Trademark).

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

                                TYCO PRESCHOOL

   In 1996, new Sesame Street(Registered Trademark) toys will be added to the historically popular line of Sesame Street products including new plush, talking and promotional lines. Tyco Preschool will also expand the product offering of its Looney Tunes Lovables(Trademark) line, which is based on Warner Bros.' characters as toddlers. Two new Sesame Street products, 1-2-3 Melody Keys(Trademark) and Tickle me Elmo(Trademark), will be marketed with television advertising in 1996.

   During 1995, the Company also restructured its Tyco Playtime Unit whereby its non-preschool products and certain administrative functions were consolidated into Tyco U.S. As part of the program, Tyco Playtime was renamed Tyco Preschool with its focus on the profitable long-term growth of the preschool business, primarily Sesame Street(Registered Trademark) toy products. In connection with this focus, Children's Television Workshop
(CTW), designated the Company as its primary toy licensee in June 1995. Under the terms of the agreement, Tyco will nearly double the number of Sesame Street(Registered Trademark) product categories, including the plush toy category. The Company was also awarded the rights to several additional categories including pop-up toys, figurines, talking phones, and diecast vehicles.

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

   The timing of orders is largely influenced by the degree of consumer demand for a product line, inventory levels at retailers, marketing strategies and overall economic conditions. The Company's fulfillment of its order backlog is dependent upon manufacturing capacity and the extent to which orders may be received and/or cancelled due to changes in consumer demand. The backlog of orders for the Company's products at December 31, 1995 was approximately $70,000,000. The Company believes that the backlog at December 31, 1995 will be filled by December 31, 1996, however, product shortages, cancellations, returns and allowances may reduce the amount of net sales realized from the fulfillment of backlog orders.


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


   For the years ended December 31, 1995, 1994 and 1993, approximately 62%, 59% and 54%, respectively, of the Company's net sales were attributable to its ten largest customers. For the years ended December 31, 1995, 1994 and 1993, Toys "R" Us, Inc. (Toys "R" Us), a chain of retail toy stores, accounted for 25%, 27% and 24%, respectively, of Company revenues. During the three years ended December 31, 1995, Wal-Mart Stores, Inc. (Wal-Mart), a chain of discount stores, accounted for approximately 13%, 10% and 9%, respectively, of net sales. No other customer accounted for more than 10% of net sales during these periods. The Company's business would be adversely impacted in the event that it lost either Toys "R" Us or Wal-Mart as a customer. Based on its dealings with Toys "R" Us and Wal-Mart, to date, the Company believes that its relationships with them are good and it has no reason to expect such a development.


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

TRADEMARKS

   The Company markets its products under a variety of trademarks, some of which are not owned by the Company and for which the Company pays a royalty. In 1995, the most important of these were Tyco(Registered Trademark), View-Master(Registered Trademark), 9.6V Turbo(Registered Trademark), Matchbox(Registered Trademark), Doctor Dreadful(Trademark), 6.0V Jet Turbo Rebound(Trademark), Doodle Bear(Trademark) and Kenya(Registered Trademark), all of which are owned by the Company, and the licensed trademarks, Sesame Street(Registered Trademark), Kitty Kitty Kittens(Registered Trademark), Looney Tunes(Registered Trademark), Magna Doodle(Registered Trademark) and Harley-Davidson(Registered Trademark).

   License agreements for certain trademarks require minimum guaranteed royalty payments over the term of the license. Reference is made to note 10 of the Notes to Consolidated Financial Statements.

COMPETITION


   The toy industry is highly competitive. Among the Company's competitors are larger toy companies, such as Mattel and Hasbro, which are better capitalized, and some small domestic and foreign toy and entertainment product manufacturers, importer and marketers. Some of these competitors make and distribute radio controlled toys, large dolls, games and activity toys, diecast vehicles, preschool toys and other products in the Company's core categories. The Company's principal strength in this competition are its large market share in core categories, dominance of certain categories, and its reputation for high quality, high performance products.


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

   Packaging materials, plastics and resins and other raw materials essential to the production and marketing of the Company's products are obtained from a variety of sources around the world. These materials are currently in adequate supply and the Company does not anticipate shortage of any such raw materials in the foreseeable future.

ENVIRONMENTAL REGULATION

   The Company also complies with various federal, state and local provisions relating to the protection of the environment. These provisions do not have any material effect on the Company.

EMPLOYEES

   As of December 31, 1995, the Company employed approximately 2,200 people, including approximately 1,000 in various foreign countries. In the opinion of management, the Company has good working relations with its employees.

ITEM 3. LEGAL PROCEEDINGS

   Reference is made to note ten of the Notes to Consolidated Financial Statements and to pages 18 and 19 of Item 7 of this report.

Italian Litigation

   In May, 1994, Johnny Fassi, the former managing director of the Company's Italian sales and marketing subsidiary initiated actions before a Milan Tribunal in Italy against the Company alleging breach of a letter of intent with the plaintiff for the sale of the subsidiary. The Company is awaiting the court's decision in this matter. In the opinion of management and its outside counsel, the Company has meritorious legal and factual defenses to the claims made in this litigation, and the outcome is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity. The Trustee liquidating the Italian subsidiary has also lodged claims against the former managing director on behalf of the subsidiary.

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

Environmental Litigation

   Tyco Industries, a subsidiary of the Company, is a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. In litigation relating directly to remediation of the GEMS Landfill operation pending since 1984 in U.S. District Court in Camden, New Jersey, and captioned "State of New Jersey Department of Environmental Protection (NJDEP) vs. Gloucester Environmental Management Services, Inc.," Tyco Industries has signed a Consent Order and Trust Agreement and made a settlement contribution of an amount not material to Tyco Industries. In another matter pending in Superior Court in Gloucester County, New Jersey and captioned "Keating and Diegal vs. Tyco Industries et al," homeowners adjacent to the GEMS Landfill have filed class action claims against approximately 150 defendants, including Tyco Industries, for various types of unspecified monetary damages, including punitive damages. In management's opinion, there are meritorious factual and legal defenses to these claims. In the third matter, an NJDEP administrative proceeding commenced in 1990 and captioned "In Re Jonas Transfer Station, Deptford Township, Gloucester County, NJ," the NJDEP is asserting claims for remediation expenses at a different site in Sewell, New Jersey used as a waste transfer station by the same transporter involved in the other two matters.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 1995, the Company issued to Corporate Advisors, L.P. and its affiliates additional shares of Series B Voting Convertible Preferred shares valued at $3,200,000 in lieu of cash dividends, pursuant to the terms of the Series B Preferred shares issued in 1994. Jonathan Kagan and David Golub, Directors of the Company, are officers of Corporate Advisors L.P., which made the original investment on behalf of others.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        TYCO TOYS, INC.
                                                        (Registrant)

             SIGNATURE                             POSITION                   DATE

- ----------------------------------     ------------------------------  -----------------

                  *                    Chairman of the Board and       June 11, 1996
- -----------------------------------    Director
           Richard E. Grey

          /s/Gary Baughman             President, Chief Executive      June 11, 1996
- -----------------------------------    Officer, and Director
             Gary Baughman             (Principal Executive Officer)

         /s/Harry J. Pearce            Vice Chairman, Chief Financial  June 11, 1996
- -----------------------------------    Officer, and Director
            Harry J. Pearce            (Principal Financial and
                                       Accounting Officer)

                  *                    Director                        June 11, 1996
- -----------------------------------
            Arnold Thaler

                  *                    Director                        June 11, 1996
- -----------------------------------
           Joel M. Handel

                  *                    Director                        June 11, 1996
- -----------------------------------
        John A. Canning, Jr.

                  *                    Director                        June 11, 1996
- -----------------------------------
           David B. Golub

                  *                    Director                        June 11, 1996
- -----------------------------------
          Jerome I. Gellman

                  *                    Director                        June 11, 1996
- -----------------------------------
          Jonathan H. Kagan

                  *                    Director                        June 11, 1996
- -----------------------------------
          Timothy J. Danis

                  *                    Director                        June 11, 1996
- -----------------------------------
    Dr. LaSalle D. Leffall, Jr.

   By: /s/R. MICHAEL KENNEDY, JR.
- -----------------------------------
          R. Michael Kennedy, Jr.
          Attorney-in-Fact
