Form 10-Q
period 1996-06-30
TYCO TOYS INC
filed 1996-08-09
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Period  Ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from __________ to __________

Commission File Number 1-9357
                       -------
                                 TYCO TOYS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3319358
- ----------------------------                                ------------------
  (State of incorporation)                                   (I.R.S. Employer
                                                            Identification No.)


6000 Midlantic Drive, Mt. Laurel, New Jersey                          08054
- --------------------------------------------                        ----------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code              (609) 234-7400
- --------------------------------------------------              --------------


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

Number of shares outstanding of each class of Registrant's Stock as of July 31, 1996

   Common, $.01 par value...................................34,826,668 shares
   Preferred, $.10 par value...................................826,431 shares

                                 TYCO TOYS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1996

                                      INDEX

Part I.    Financial Information                                         Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - As of June 30, 1996 and 1995
                and December 31, 1995                                      3

           Consolidated Statements of Operations - For the Quarters
                and Six Months Ended June 30, 1996 and 1995                4

           Consolidated Statements of Stockholders' Equity - For the
                Six Months Ended June 30, 1996 and for the Year
                Ended December 31, 1995                                    5

           Consolidated Statements of Cash Flows - For the Six Months
                Ended June 30, 1996 and 1995                               6

           Notes to Consolidated Financial Statements                     7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                11-13


Part II.   Other Information

Item 1.    Legal Proceedings                                               14

Part I.  Financial Information.
Item 1.  Financial Statements.


                                 TYCO TOYS, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                   June 30,
                                                                            ----------------------      December 31,
                                                                              1996          1995            1995
                                                                            --------     ---------      ------------
                                                                                  (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                               $47,269     $  14,387       $  27,604
     Receivables, net                                                        159,719       189,159         187,503
     Inventories, net                                                         72,332        87,641          56,710
     Prepaid expenses and other current assets                                18,962        22,025          19,738
     Deferred taxes                                                           13,008        17,271          13,008
                                                                            --------     ---------       ---------
         Total current assets                                                311,290       330,483         304,563

Property and equipment, net                                                   32,600        42,637          33,021

Goodwill, net of accumulated amortization                                    222,418       229,420         226,112
Deferred taxes                                                                35,881        30,288          28,560
Other assets                                                                  21,164        21,984          22,876
                                                                            --------     ---------       ---------
              Total assets                                                  $623,353      $654,812        $615,132
                                                                             =======       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable                                                            20,226     $  87,337       $  60,923
     Current portion of long-term debt                                           859         1,065           1,053
     Accounts payable                                                         40,354        53,092          45,557
     Accrued expenses and other current liabilities                           68,704        83,701          93,179
                                                                            --------     ---------       ---------
         Total current liabilities                                           130,143       225,195         200,712

Long-term debt                                                               147,064       147,590         147,180
Other liabilities                                                              2,174         2,342           1,900

Stockholders' equity
     Preferred stock, Series B $.10 par value, $1,050 liquidation value per share, 1,000,000 shares authorized; 53,631,
         50,535 and 52,059 shares issued and outstanding as of
         June 30, 1996 and 1995 and December 31, 1995,
         respectively                                                              6             5               5
     Series C Mandatorily Convertible Redeemable Preferred Stock
         $.10 par value, $5 liquidation value per share, 772,800
         shares authorized, issued and outstanding as of
         June 30, 1996                                                            77             -               -
     Common stock, $.01 par value, 75,000,000 shares authorized;
         35,017,158, 34,959,216 and 35,017,158 shares issued
         as of June 30, 1996 and 1995 and December 31, 1995,
         respectively                                                            350           349             350
     Additional paid-in capital                                              441,309       344,920         347,033
     Accumulated deficit                                                     (73,943)      (44,910)        (58,261)
     Treasury stock, at cost                                                  (1,676)       (1,595)         (1,676)
     Cumulative translation adjustment                                       (22,151)      (19,084)        (22,111)
                                                                            --------     ---------       ---------
         Total stockholders' equity                                          343,972       279,685         265,340
                                                                            --------     ---------       ---------
              Total liabilities and stockholders' equity                    $623,353      $654,812        $615,132
                                                                            ========     =========       =========

See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                        Quarters Ended              Six Months Ended
                                                                           June 30,                     June 30,
                                                                    ----------------------       ----------------------
                                                                       1996          1995          1996          1995
                                                                    --------      --------       --------      --------
Net sales                                                           $140,590      $151,692       $236,358      $267,752
Cost of goods sold                                                    79,540        87,862        134,673       154,819
                                                                    --------      --------       --------      --------

Gross profit                                                          61,050        63,830        101,685       112,933

Marketing, advertising and promotion expenses                         32,429        36,239         57,396        65,107
Selling, distribution and administrative expenses                     26,901        28,429         51,948        55,828
Restructuring charge                                                       -         4,900              -         4,900
Amortization of goodwill                                               1,616         1,598          3,223         3,191
                                                                    --------      --------       --------      --------

Total operating expenses                                              60,946        71,166        112,567       129,026
                                                                    --------      --------       --------      --------
Operating income (loss)                                                  104        (7,336)       (10,882)      (16,093)
Interest expense, net                                                  5,564         6,084         10,840        11,949
Other (income) expense, net                                              (57)          139           (631)       (4,190)
                                                                    --------      --------       --------      --------

Loss before income taxes                                              (5,403)      (13,559)       (21,091)      (23,852)

Income tax benefit                                                    (1,634)       (4,724)        (7,125)       (8,348)
                                                                    --------      --------       --------      --------

Net loss                                                              (3,769)       (8,835)       (13,966)      (15,504)
Preferred stock dividends                                                889           790          1,716         1,574
                                                                    --------      --------       --------      --------

Net loss applicable to common shareholders                          $ (4,658)     $ (9,625)      $(15,682)     $(17,078)
                                                                    ========      ========       ========      ========

Net loss per common share                                           $  (0.13)     $  (0.28)      $  (0.45)     $  (0.49)

Weighted average number of common shares
    outstanding                                                       34,827        34,762         34,827        34,760








See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.


                 Consolidated Statements of Stockholders' Equity
         For the Six Months Ended June 30, 1996 (Unaudited) and for the Year Ended December 31, 1995 (in thousands, except share data)




                                     Preferred Stock          Common Stock      Additional
                                    ------------------    --------------------  Paid - In
                                    Shares      Amount      Shares      Amount   Capital
                                    ------      ------    ----------    ------   --------
Balance at December 31, 1994        49,055        $5      34,893,516     $349    $343,213

Issuance of restricted stock             -         -          42,342        -         338
Exercise of stock options                -         -          81,300        1         328
Acquisition of treasury stock            -         -               -        -           -
Preferred stock dividends            3,004         -               -        -       3,154
Foreign currency translation
  adjustment                             -         -               -        -           -
Net loss                                 -         -               -        -           -
- -------------------------------------------------------------------------------------------
Balance at December 31, 1995        52,059         5      35,017,158      350     347,033

Issuance of Series C preferred
  stock                            772,800        77               -        -      92,625
Preferred stock dividends            1,572         1               -        -       1,651
Foreign currency translation
  adjustment                             -         -               -        -           -
Net loss                                 -         -               -        -           -
- -------------------------------------------------------------------------------------------

Balance at June 30, 1996           826,431       $83      35,017,158     $350    $441,309
===========================================================================================











                                                   Treasury Stock       Cumulative
                                  Accumulated    -------------------    Translation
                                    Deficit      Shares       Amount     Adjustment      Total
                                  -----------    ------       ------    -----------      -----
Balance at December 31, 1994       $(27,832)    (175,590)     $(1,595)    $(17,908)   $296,232

Issuance of restricted stock              -            -            -            -         338
Exercise of stock options                 -            -            -            -         329
Acquisition of treasury stock             -      (14,900)         (81)           -         (81)
Preferred stock dividends            (3,200)           -            -            -         (46)
Foreign currency translation
  adjustment                              -            -            -       (4,203)     (4,203)
Net loss                            (27,229)           -            -            -     (27,229)
- -----------------------------------------------------------------------------------------------
Balance at December 31, 1995        (58,261)    (190,490)      (1,676)     (22,111)    265,340

Issuance of Series C preferred
  stock                                  -             -            -            -      92,702
Preferred stock dividends            (1,716)           -            -            -         (64)
Foreign currency translation
  adjustment                             -             -            -          (40)        (40)
Net loss                            (13,966)           -            -            -     (13,966)
- -----------------------------------------------------------------------------------------------

Balance at June 30, 1996           $(73,943)    (190,490)     $(1,676)    $(22,151)   $343,972
===============================================================================================



          See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.


                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                 (in thousands)

                                                                                             1996          1995
                                                                                           --------      --------
Cash Flows From Operating Activities
Net loss                                                                                   $(13,966)     $(15,504)
Adjustments to reconcile net loss to net cash utilized by operating activities:
     Non-cash interest expense                                                                    -           524
     Depreciation                                                                            10,333        12,638
     Amortization                                                                             4,886         5,237
     Decrease in allowance for bad debts, returns, markdowns, discounts
       and other receivable reserves                                                        (24,109)      (20,515)
     Decrease in allowance for obsolescence and other inventory reserves                       (209)       (1,145)
Change in assets and liabilities:
     Decrease in receivables                                                                 52,266        41,851
     Increase in inventories                                                                (14,801)      (22,030)
     Decrease in prepaid expenses and other current assets                                    1,103         4,317
     Increase in deferred taxes                                                              (7,309)       (6,427)
     Increase in other assets                                                                  (239)       (1,913)
     Increase (decrease) in accounts payable                                                 (5,282)        2,000
     Decrease in accrued expenses and other current liabilities                             (24,203)      (11,082)
     Increase in other liabilities                                                              313             -
                                                                                           --------      --------
         Total adjustments                                                                   (7,251)        3,455
                                                                                           --------      --------
              Net cash utilized by operating activities                                     (21,217)      (12,049)

Cash Flows From Investing Activities
Disposition of property and equipment                                                             -           700
Capital expenditures                                                                        (11,280)       (7,551)
Acquisition payment                                                                               -        (1,144)
                                                                                           --------      --------
              Net cash utilized by investing activities                                     (11,280)       (7,995)

Cash Flows From Financing Activities
Repayment of long-term debt                                                                    (278)         (430)
Increase in (repayment of) notes payable, net                                               (40,812)        8,967
Debt financing fees                                                                               -        (5,222)
Proceeds from issuance of preferred stock                                                    92,702             -
Proceeds from issuance of common stock                                                            -           116
                                                                                           --------      --------
               Net cash provided by financing activities                                     51,612         3,431
                                                                                           --------      --------

Effect of exchange rate changes on cash                                                         550           524
                                                                                           --------      --------

               Net Increase (Decrease) in Cash and Cash Equivalents                          19,665       (16,089)
Cash and Cash Equivalents, Beginning of Period                                               27,604        30,476
                                                                                           --------      --------
Cash and Cash Equivalents, End of Period                                                   $ 47,269      $ 14,387
                                                                                           ========      ========

Cash Payments During Period For:
     Interest                                                                             $   9,516       $10,804
     Taxes                                                                                    3,264           300


          See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Tyco Toys, Inc. (the Company, Tyco or Tyco Toys) and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures and other companies are accounted for on the equity method or cost basis depending upon the level of the investment and/or the Company's ability to exercise influence over operating and financial policies. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Certain items in the financial statements have been reclassified to conform with the current periods presentation. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results for a full year. The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Accounting For Income Taxes

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

Management believes, considering all available evidence, including the Company's history of earnings from prior years (after adjustments for nonrecurring items, restructuring charges and permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating losses and future deductible temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $82,207,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $48,889,000.

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

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(3) Receivables, Net (in thousands):

                                                               June 30,             December 31,
                                                      ------------------------    ---------------
                                                        1996            1995           1995
                                                      --------        --------       --------
        Trade receivables                             $185,079        $208,038        $237,041
        Other receivables                                6,255          11,387           6,186
        Less:
             Doubtful accounts                           4,998           5,485           6,052
             Returns, markdowns, discounts
                  and other receivable reserves         26,617          24,781          49,672
                                                      --------        --------        --------
                                                      $159,719        $189,159        $187,503
                                                       =======         =======         =======

(4)     Inventories, Net (in thousands):


                                                               June 30,             December 31,
                                                      ------------------------    ---------------
                                                        1996            1995           1995
                                                      --------        --------       --------
        Raw materials                                  $17,775        $16,905          $15,483
        Work-in-process                                  1,939          2,263            1,534
        Finished goods                                  60,277         80,300           47,561
        Less obsolescence and other
          inventory reserves                             7,659         11,827            7,868
                                                      --------        --------        --------
                                                       $72,332        $87,641          $56,710
                                                      ========        =======          =======

(5)     Restructuring Charge

During the second quarter of 1995, the Company adopted a restructuring program focused on reducing overhead costs of its European, United Kingdom and Tyco Preschool (formerly Tyco Playtime) units. The pre-tax restructuring charge of $4,900,000 primarily consisted of approximately $3,000,000 in termination and other employee benefits; $1,300,000 of facility consolidation costs and lease termination payments; and an approximate $300,000 non-cash write-off of assets. The program was substantially completed by December 31, 1995.

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(6)     Legal Proceedings

Italian Litigation
In 1994, court action was initiated against the Company in Milan, Italy by a plaintiff who is the former managing director of the Company's Italian subsidiary; the claims alleged breach of a letter of intent for the sale of the subsidiary. In May 1996, the Company received a favorable ruling in this litigation, and the Milan Tribunal assessed damages, certain costs, and attorney's fees against the plaintiff. In the opinion of the management and its outside counsel any appeal of this decision is not likely to have a material adverse impact on the Company's earnings, financial condition or liquidity.

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

Environmental Litigation
Tyco Industries, a subsidiary of the Company, has been a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. Two of the matters have been settled for monetary amounts that were not material to Tyco Industries. The third matter, a claim by the New Jersey Department of Environmental Protection for a share of remediation costs at a different site in Sewell, New Jersey, is still pending, but the Company believes that there are meritorious factual and legal defenses to this claim and that its share of a negotiated settlement would not be material to the Company. In addition, the Company will receive a contribution from a third party towards certain expenses in this matter.

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

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(7)     Net Loss Per Share

Net loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Outstanding options, and the Company's convertible notes and preferred securities were determined to be anti-dilutive for the quarters and six months ended June 30, 1996 and 1995 and were therefore excluded from the per share calculations.

(8)      Preferred Offering

On June 28, 1996, the Company received net proceeds of $92,702,000 after fees and expenses from the sale of 772,800 shares of Series C Mandatorily Convertible Redeemable Preferred Stock (the Preferred Stock). Dividends are payable quarterly commencing October 1, 1996 at a rate of 8 1/4% per annum. The net proceeds were used to retire certain short-term indebtedness and for working capital purposes. Depositary Shares, each representing one-twenty-fifth of a share of Preferred Stock were sold as part of the Preferred Stock offering at an issue price of $5 per share. Each of the 19,320,000 Depositary Share issued will mandatorily convert into 1.111 shares of the Company's Common Stock on July 1, 2000 unless previously converted by the holder or redeemed by the Company. Holders may convert each Depositary Share into 0.8197 of a share of the Company's Common Stock at any time prior to July 1, 2000. The Preferred Stock is not redeemable by the Company prior to July 1, 1999. At such time thereafter until July 1, 2000, the Company may redeem the Preferred Stock and therefore the Depositary Shares in whole or in part. Upon such redemption, each holder will receive in exchange for each Depositary Share, the greater of (i) the number of shares of the Company's Common Stock equal to the quotient of (a) the sum of (1) $5.103 at July 1, 1999 declining to $5.00 at July 1, 2000 and (2) all accrued and unpaid dividends thereon for each Depositary Share called divided by (b) the current market price, as defined, of a share of the Company's Common Stock as of the redemption date and (ii) 0.8197 of a share of the Company's Common Stock.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Results of Operations
The Company markets its toys through three separate groups: Domestic, International and Tyco Preschool. Net sales for the quarter and six months ended June 30, 1996 were $140,590,000 and $236,358,000, respectively, compared to $151,692,000 and $267,752,000, respectively, for the same periods last year. The consolidated decrease in 1996 second quarter and six month sales was primarily attributable to the discontinuance of certain 1995 product categories, in particular, action figures, small dolls and videos in conjunction with the Company's focus on core product lines. Additionally, many new 1996 products, such as TycoVideoCam(TM) and Kitchen Littles(TM) were not scheduled to ship until late in the second quarter. Sales for the Company's Domestic unit were $86,253,000 and $147,110,000 for the quarter and six months ended June 30, 1996, compared to $90,616,000 and $164,752,000 in the prior year. The decreases in sales were solely attributable to the discontinued product categories described above. International sales decreased $7,627,000 and $13,240,000 to $37,331,000 and $65,243,000 for the comparable three and six month periods of 1996. These reductions were primarily due to the discontinuance of certain action figure categories in 1996. Preschool sales were slightly higher than 1995 for both the second quarter and six month periods. As part of the Company's 1995 restructuring, the marketing and sales responsibility of certain non-preschool products were transferred to the Company's Domestic operations. Approximately $4,000,000 in sales of these transferred non-preschool products were included in the Company's 1996 Domestic operating results.

Gross profit for the quarter and six months ended June 30, 1996 was $61,050,000 and $101,685,000, respectively, (43.4% and 43.0%, of net sales) compared to $63,830,000 and $112,933,000, respectively, (42.1% and 42.2%, of net sales) for the comparable 1995 periods reflecting the reduction in sales volume. Gross profit as a percent of net sales in the Company's Domestic unit decreased when compared to 1995 by 2.3% in the quarter and 1.3% for the six months ended June 30, 1996 primarily due to product mix including the timing of shipments of higher margin new products in 1996 versus 1995. Gross profit margins increased substantially in both the International and Preschool units. International margins as a percent of sales improved by 6.9% and 4.4% for the second quarter and six months ended June 30, 1996, reflecting improved performance and product mix particularly in Europe and Australia. Preschool margins improved by nearly 10% in 1996 compared to both the three and six month periods ended June 30, 1995. Approximately one-third of the increase is attributable to reduced depreciation and the remainder is due to an improved product mix resulting from new product introductions, the exclusion of non-preschool products in the 1996 results and reduced resin costs.

Total operating expenses for the quarter and six months ended June 30, 1996 were $60,946,000 and $112,567,000, respectively, compared to $71,166,000 and
$129,026,000, respectively, for the same periods last year. During the second quarter of 1995, the Company adopted a restructuring program focused on reducing overhead costs of its European, United Kingdom and Tyco Preschool (formerly Tyco Playtime) units. The related pre-tax restructuring charge of $4,900,000 primarily consisted of approximately $3,000,000 in termination and other employee benefits; $1,300,000 of facility consolidation costs and lease termination payments; and an approximate $300,000 non-cash write-off of assets. The program was substantially completed by December 31, 1995. Excluding the restructuring charge of $4,900,000, operating expenses were reduced by $5,320,000 and $11,559,000 for the quarter and six months ended June 30, 1996, respectively. In the Domestic business unit, operating expenses were reduced in line with the lower sales volume for the three and six month periods ended June 30, 1996 primarily due to lower marketing expenses. Operating expenses in the International and Preschool units decreased by approximately $5,400,000 and $400,000, respectively, for the six months ended June 30, 1996, primarily reflecting the effects of the Company's restructuring programs.

Interest expense, net, for the quarter and six months ended June 30, 1996 was $5,564,000 and $10,840,000, respectively, compared to $6,084,000 and
$11,949,000, respectively, for the same periods last year. The decrease reflects substantially lower average borrowings as a result of the Company's working capital requirements. Total average borrowings for the six months ended June 30, 1996 were $192,807,000 compared to total average borrowings of $205,520,000 for the first six months of 1995. The average borrowing rates for both 1996 and 1995 were approximately 10%. Excluding long-term debt, average short-term borrowings were $44,851,000 and $57,124,000 during the first six months of 1996 and 1995, respectively.

Included in other income for 1996 is a net foreign currency gain of $584,000 compared to a net gain of $1,407,000 in 1995. The prior year also included a pre-tax profit of approximately $2,500,000 from the sale of the Company's distribution rights for the Kidsongs Music Video line.

The Company recorded an income tax benefit of $1,634,000 and $7,125,000, respectively, for the quarter and six months ended June 30, 1996 compared to $4,724,000 and $8,348,000, respectively, for the same periods last year, reflecting a slightly reduced overall effective rate in 1996 applied to the lower consolidated pre-tax losses.

In July 1996, the Internal Revenue Service completed the examination of the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended December 31, 1990 through December 31, 1992. The resolution of the examination was not material to the Company. In addition, the consolidated federal income tax return of Tyco Toys, Inc. for the fiscal year ended December 31, 1993 is currently subject to examination. While the final outcome of this examination is not determinable at this time, management of the Company believes that any proposed adjustments, if sustained, will not materially affect the financial condition, results of operations (including realization of net operating loss carryforwards) or liquidity of the Company.

Financial Condition and Liquidity

Six Months Ended June 30, 1996

For the six months ended June 30, 1996, cash and cash equivalents increased $19,665,000 to $47,269,000. Cash provided from financing activities included $92,702,000 in net proceeds from the sale of $96,600,000 of Series C Mandatorily Convertible Redeemable Preferred Stock (see note 8 of the Notes to Consolidated Financial Statements). The net proceeds were received on June 28, 1996 and were used to retire approximately $56,000,000 in short-term bank borrowings, with the remainder included in cash at June 30, 1996. Cash utilized by operating activities was $21,217,000 which included the loss for the six months ($13,966,000), and the seasonally-related a) increase in inventories ($15,010,000), b) payment of year-end accruals ($29,485,000) and c) reduction of receivables ($28,157,000). Capital expenditures were $11,280,000 through June 30, 1996.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, available borrowings under its existing credit facilities, and proceeds from potential equity or debt offerings. The Company believes that its cash balances, existing credit facilities and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Credit Facility
During the fourth quarter of 1995, the Company was not in compliance with certain financial covenants under its principal credit facilities and received waivers from General Electric Capital Corporation and affiliates. The Company has amended these credit facilities to reflect revisions to its financial covenants. As a result of the amendment, the interest rate on the facilities was increased by .25% beginning in 1996.

Dividends
The Company's credit facilities restrict the Company's ability to pay cash dividends on capital stock until the Company achieves a defined level of tangible net worth. The terms of the 6% Series B Voting Convertible Exchangeable Preferred Stock, the 8 1/4% Series C Mandatorily Convertible Redeemable Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also have limitations on the payment of cash dividends. The Company, during the six months of 1996 and 1995, issued additional shares of Series B Preferred Stock in lieu of cash dividends valued at $1,651,000 and $1,430,000, respectively.

Part II.   Other Information.

Item 1. Legal Proceedings.
           Reference is made to note 6 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 6.    Exhibits and Reports on Form 8-K.
    (a)    Exhibits.
           11. Statements Regarding Computation of Loss Per Share-Quarters and Six Months Ended June 30, 1996 and 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TYCO TOYS, INC.
                                              Registrant

Date:  August 8, 1996                         By:  /s/ Harry J. Pearce
       --------------                              -------------------
                                                   Harry J. Pearce
                                                   Vice Chairman,
                                                   Chief Financial Officer,
                                                   and Director

                                  EXHIBIT INDEX



Exhibit No.      Description                                               Page

       11        Statements Regarding Computation of
                   Per Share Loss for the Quarters and Six
                   Months Ended June 30, 1996 and 1995.                      17