Form 10-Q/A
period 1996-06-30
TYCO TOYS INC
filed 1996-08-21
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q/A

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

Part I.  Financial Information.
Item 1.  Financial Statements.


                                 TYCO TOYS, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                   June 30,
                                                                            ----------------------      December 31,
                                                                              1996          1995            1995
                                                                            --------     ---------      ------------
                                                                                  (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                               $47,269     $  14,387       $  27,604
     Receivables, net                                                        159,719       189,159         187,503
     Inventories, net                                                         72,332        87,641          56,710
     Prepaid expenses and other current assets                                18,962        22,025          19,738
     Deferred taxes                                                           13,008        17,271          13,008
                                                                            --------     ---------       ---------
         Total current assets                                                311,290       330,483         304,563

Property and equipment, net                                                   32,600        42,637          33,021

Goodwill, net of accumulated amortization                                    222,418       229,420         226,112
Deferred taxes                                                                35,881        30,288          28,560
Other assets                                                                  21,164        21,984          22,876
                                                                            --------     ---------       ---------
              Total assets                                                  $623,353      $654,812        $615,132
                                                                             =======       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable                                                            20,226     $  87,337       $  60,923
     Current portion of long-term debt                                           859         1,065           1,053
     Accounts payable                                                         40,354        53,092          45,557
     Accrued expenses and other current liabilities                           68,704        83,701          93,179
                                                                            --------     ---------       ---------
         Total current liabilities                                           130,143       225,195         200,712

Long-term debt                                                               147,064       147,590         147,180
Other liabilities                                                              2,174         2,342           1,900

Stockholders' equity
     Preferred stock, Series B $.10 par value, $1,050 liquidation value per share, 1,000,000 shares authorized; 53,631,
         50,535 and 52,059 shares issued and outstanding as of
         June 30, 1996 and 1995 and December 31, 1995,
         respectively                                                              6             5               5
     Series C Mandatorily Convertible Redeemable Preferred Stock
         $.10 par value, $125 liquidation value per share, 772,800
         shares authorized, issued and outstanding as of
         June 30, 1996                                                            77             -               -
     Common stock, $.01 par value, 75,000,000 shares authorized;
         35,017,158, 34,959,216 and 35,017,158 shares issued
         as of June 30, 1996 and 1995 and December 31, 1995,
         respectively                                                            350           349             350
     Additional paid-in capital                                              441,309       344,920         347,033
     Accumulated deficit                                                     (73,943)      (44,910)        (58,261)
     Treasury stock, at cost                                                  (1,676)       (1,595)         (1,676)
     Cumulative translation adjustment                                       (22,151)      (19,084)        (22,111)
                                                                            --------     ---------       ---------
         Total stockholders' equity                                          343,972       279,685         265,340
                                                                            --------     ---------       ---------
              Total liabilities and stockholders' equity                    $623,353      $654,812        $615,132
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