Form 10-Q
period 1996-09-30
TYCO TOYS INC
filed 1996-11-12
CIK 786130

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Period Ended September 30, 1996

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____ to _____

Commission File Number 1-9357

                                TYCO TOYS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            13-3319358
--------------------------                                -------------------
  (State of incorporation)                                 (I.R.S. Employer
                                                          Identification No.)


6000 Midlantic Drive, Mt. Laurel, New Jersey                    08054
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code         (609) 234-7400
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

Number of shares outstanding of each class of Registrant's Stock as of November 7, 1996.

     Common, $.01 par value....................................34,826,668 shares
     Preferred Stock Series B, $.10 par value......................53,631 shares
     Preferred Stock Series C, $.10 par value.....................772,800 shares

                                 TYCO TOYS, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1996

                                      INDEX

Part I.    Financial Information                                                              Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 1996 and 1995
                and December 31, 1995                                                           3

           Consolidated Statements of Operations - For the Quarters
                and Nine Months Ended September 30, 1996 and 1995                               4

           Consolidated Statements of Stockholders' Equity - For the
                Nine Months Ended September 30, 1996 and the Year
                Ended December 31, 1995                                                         5

           Consolidated Statements of Cash Flows - For the Nine Months
                Ended September 30, 1996 and 1995                                               6

           Notes to Consolidated Financial Statements                                         7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                     11-14


Part II.   Other Information

Item 1.    Legal Proceedings                                                                    15

Item 6.    Exhibits and Reports on Form 8-K                                                     15

Part I.  Financial Information.
Item 1.  Financial Statements.
                                 TYCO TOYS, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                               September 30,            December 31,
                                                                            ----------------------      ------------
                                                                              1996          1995            1995
                                                                            --------      --------        --------
                                                                                (unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                             $  29,830     $  13,983       $  27,604
     Receivables, net                                                        319,422       284,620         187,503
     Inventories, net                                                         89,054        91,050          56,710
     Prepaid expenses and other current assets                                22,571        21,048          19,738
     Deferred taxes                                                           13,011        16,733          13,008
                                                                            --------      --------        --------
         Total current assets                                                473,888       427,434         304,563

Property and equipment, net                                                   31,726        37,069          33,021
Goodwill, net of accumulated amortization                                    220,936       228,249         226,112
Deferred taxes                                                                31,484        26,929          28,560
Other assets                                                                  21,070        21,301          22,876
                                                                            --------      --------        --------
              Total assets                                                  $779,104      $740,982        $615,132
                                                                            ========      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable                                                          $105,421      $134,645       $  60,923
     Current portion of long-term debt                                           773           930           1,053
     Accounts payable                                                         38,254        53,280          45,557
     Accrued expenses and other current liabilities                          132,219       117,339          93,179
                                                                            --------      --------        --------
         Total current liabilities                                           276,667       306,194         200,712

Long-term debt                                                               147,073       147,343         147,180
Other liabilities                                                              2,001         2,350           1,900

Stockholders' equity

     Preferred stock, Series B $.10 par value, $1,050 liquidation value per share, 1,000,000 shares authorized; 53,631,
         51,291 and 52,059 shares issued and outstanding as of
         September 30, 1996 and 1995 and December 31, 1995,
         respectively                                                              6             5               5
     Series C Mandatorily Convertible Redeemable Preferred Stock
         $.10 par value, $125 liquidation value per share, 772,800
         shares authorized, issued and outstanding as of
         September 30, 1996                                                       77             -               -
     Common stock, $.01 par value, 75,000,000 shares authorized;
         35,017,158, 34,933,158 and 35,017,158 shares issued as
         of September 30, 1996 and 1995 and December 31, 1995,
         respectively                                                            350           350             350
     Additional paid-in capital                                              441,309       346,028         347,033
     Accumulated deficit                                                     (64,258)      (40,172)        (58,261)
     Treasury stock, at cost                                                  (1,676)       (1,595)         (1,676)
     Cumulative translation adjustment                                       (22,445)      (19,521)        (22,111)
                                                                            --------      --------        --------
         Total stockholders' equity                                          353,363       285,095         265,340
                                                                            --------      --------        --------
              Total liabilities and stockholders' equity                    $779,104      $740,982        $615,132
                                                                            ========      ========        ========

See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                      Quarters Ended                Nine Months Ended
                                                                       September 30,                   September 30,
                                                                    -------------------------     -----------------------
                                                                       1996           1995          1996          1995
                                                                    ----------     ----------     ---------      --------

Net sales                                                             $256,369       $226,285      $492,727      $494,037
Cost of goods sold                                                     143,560        130,702       278,233       285,521
                                                                    ----------     ----------     ---------      --------

Gross profit                                                           112,809         95,583       214,494       208,516

Marketing, advertising and promotion expenses                           52,919         44,423       110,315       109,530
Selling, distribution and administrative expenses                       32,441         31,666        84,389        87,494
Restructuring charge                                                         -              -             -         4,900
Amortization of goodwill                                                 1,576          1,634         4,799         4,825
                                                                    ----------     ----------     ---------      --------

Total operating expenses                                                86,936         77,723       199,503       206,749
                                                                    ----------     ----------     ---------      --------
Operating income                                                        25,873         17,860        14,991         1,767
Interest expense, net                                                    6,247          8,410        17,087        20,359
Other (income) expense, net                                                357            406          (274)       (3,784)
                                                                    ----------     ----------     ---------      --------

Income (loss) before income taxes                                       19,269          9,044        (1,822)      (14,808)

Income tax provision (benefit)                                           6,746          3,498          (379)       (4,850)
                                                                    ----------     ----------     ---------      --------

Net income (loss)                                                       12,523          5,546        (1,443)       (9,958)
Preferred dividends                                                      2,838            808         4,554         2,382
                                                                    ----------     ----------     ---------      --------

Net income (loss) applicable to common shareholders                 $    9,685     $    4,738     $  (5,997)     $(12,340)
                                                                    ==========     ==========     =========      ========

Net income (loss) per common share:
     Primary                                                        $     0.28     $     0.14     $   (0.17)    $   (0.35)
     Fully Diluted                                                  $     0.22     $     0.14     $   (0.17)    $   (0.35)





See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.


                 Consolidated Statements of Stockholders' Equity
            For the Nine Months Ended September 30, 1996 (unaudited)
                      and the Year Ended December 31, 1995
                        (in thousands, except share data)


                                                                                 Retained
                                Preferred Stock       Common Stock   Additional  Earnings    Treasury Stock    Cumulative
                                ----------------    ----------------  Paid -In (Accumulated ----------------   Translation
                                Shares    Amount    Shares    Amount   Capital    Deficit)  Shares     Amount   Adjustment    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994    49,055      $5    34,893,516   $349  $343,213   $(27,832)  (175,590) $(1,595)   $(17,908)  $296,232

Issuance of restricted stock         -       -        42,342      -       338         -           -        -           -        338
Exercise of stock options            -       -        81,300      1       328         -           -        -           -        329
Acquisition of treasury stock        -       -             -      -         -         -     (14,900)     (81)          -        (81)
Preferred stock dividends        3,004       -             -      -     3,154     (3,200)         -        -           -        (46)
Foreign currency translation
  adjustment                         -       -             -      -         -          -          -        -      (4,203)    (4,203)
Net loss                             -       -             -      -         -    (27,229)         -        -           -    (27,229)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995    52,059       5    35,017,158    350   347,033    (58,261)  (190,490)  (1,676)    (22,111)   265,340

Issuance of preferred stock    772,800      77             -      -    92,625         -           -        -           -     92,702
Preferred stock dividends        1,572       1             -      -     1,651     (4,554)         -        -           -     (2,902)
Foreign currency translation
   adjustment                        -       -             -      -         -          -          -        -        (334)      (334)
Net loss                             -       -             -      -         -     (1,443)         -        -           -     (1,443)
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996  826,431     $83    35,017,158   $350  $441,309   $(64,258)  (190,490) $(1,676)   $(22,445)   $353,363
====================================================================================================================================




     See accompanying notes to consolidated financial statements.

                                 TYCO TOYS, INC.


                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                 (in thousands)
                                   (unaudited)

                                                                                             1996          1995
                                                                                          ----------    ----------

Cash Flows From Operating Activities
Net loss                                                                                    $(1,443)      $(9,958)
Adjustments to reconcile net loss to net cash utilized by operating activities:
     Non-cash interest expense                                                                    -           524
     Depreciation                                                                            15,682        21,366
     Amortization                                                                             7,763         7,522
     Decrease in allowance for bad debts, returns, discounts and other receivable
       reserves                                                                             (10,749)       (9,920)
     Increase (decrease) in allowance for obsolescence and other inventory reserves           1,693        (2,649)
Change in assets and liabilities:
     Increase in receivables                                                               (121,005)      (64,918)
     Increase in inventories                                                                (33,376)      (23,690)
     (Increase) decrease in prepaid expenses and other current assets                        (3,168)        4,646
     Increase in deferred taxes                                                              (2,915)       (5,194)
     Increase in other assets                                                                  (821)         (836)
     Increase (decrease) in accounts payable                                                 (7,516)        3,140
     Increase in accrued expenses and other current liabilities                              36,949        25,720
     Increase in other liabilities                                                              141             -
                                                                                          ---------     ---------
         Total adjustments                                                                 (117,322)      (44,289)
                                                                                          ---------     ---------
              Net cash utilized by operating activities                                    (118,765)      (54,247)

Cash Flows From Investing Activities
Disposition of property and equipment                                                           145             -
Capital expenditures                                                                        (15,418)      (10,428)
Acquisition                                                                                       -        (1,144)
                                                                                          ---------     ---------
              Net cash utilized by investing activities                                     (15,273)      (11,572)

Cash Flows From Financing Activities
Repayment of long-term debt                                                                    (385)         (829)
Increase in notes payable, net                                                               44,450        56,706
Debt financing fees                                                                               -        (5,920)
Issuance of preferred stock                                                                  92,702             -
Issuance of common stock                                                                          -           255
Preferred dividend payments                                                                    (845)            -
                                                                                          ---------     ---------
               Net cash provided by financing activities                                    135,922        50,212
                                                                                          ---------     ---------

Effect of exchange rate changes on cash                                                         342          (886)
                                                                                          ---------     ---------

               Net Increase (Decrease) in Cash and Cash Equivalents                           2,226       (16,493)
Cash and Cash Equivalents, Beginning of Year                                                 27,604        30,476
                                                                                          ---------     ---------
Cash and Cash Equivalents, End of Period                                                  $  29,830     $  13,983
                                                                                          =========     =========

Cash Payments During Period For:
     Interest                                                                               $18,063       $22,702
     Taxes                                                                                    3,648         1,464


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

(2) Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the income (loss) applicable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Outstanding options were determined to be anti-dilutive for all periods presented and the Company's convertible notes and preferred securities were determined to be anti-dilutive for the nine months ended September 30, 1996 and 1995 and were therefore excluded from the per share calculations for those respective periods.

(3) Accounting For Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1993. In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

Management has determined, considering all available evidence, including the Company's history of domestic earnings from prior years, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of certain net operating loss and tax credit carryforwards, and other temporary differences. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $82,207,000. Based on the weight of available evidence, management has concluded that more likely than not, its future taxable income will be sufficient to support the current recognition of the total net deferred tax assets of $44,495,000.

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(3) Accounting For Income Taxes (Cont'd)

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

(4) Receivables, net (in thousands):

                                                 September 30,
                                              -------------------  December 31,
                                                1996       1995       1995
                                              --------   --------   --------

    Trade receivables                         $355,538   $315,231   $237,041
    Other receivables                            8,859     10,250      6,186
    Less:
         Doubtful accounts                       5,501      6,563      6,052
         Returns, markdowns, discounts
              and other reserves                39,474     34,298     49,672
                                              --------   --------   --------
                                              $319,422   $284,620   $187,503
                                              ========   ========   ========

(5) Inventories, net (in thousands):
                                                September 30,
                                             -------------------   December 31,
                                              1996        1995        1995
                                             -------     -------     -------

    Raw materials                            $14,007     $19,070     $15,483
    Work-in-process                            1,625       2,096       1,534
    Finished goods                            82,983      80,207      47,561
    Less obsolescence and other
      reserves                                 9,561      10,323       7,868
                                             -------     -------     -------
                                             $89,054     $91,050     $56,710
                                             =======     =======     =======

(6) Restructuring Charge

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

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(7) Preferred Offering

On June 28, 1996, the Company received net proceeds of $92,702,000 after fees and expenses from the sale of 772,800 shares of Series C Mandatorily Convertible Redeemable Preferred Stock (the Preferred Stock). Dividends are payable quarterly commencing October 1, 1996 at a rate of 8 1/4% per annum. The net proceeds were used to retire certain short-term indebtedness and for working capital purposes. Depositary Shares, each representing one-twenty-fifth of a share of Preferred Stock, were sold as part of the Preferred Stock offering at an issue price of $5 per share. Each of the 19,320,000 Depositary Share issued will mandatorily convert into 1.111 shares of the Company's Common Stock on July 1, 2000 unless previously converted by the holder or redeemed by the Company. Holders may convert each Depositary Share into 0.8197 of a share of the Company's Common Stock at any time prior to July 1, 2000. The Preferred Stock is not redeemable by the Company prior to July 1, 1999. At that date until July 1, 2000, the Company may redeem the Preferred Stock and therefore the Depositary Shares in whole or in part. Upon such redemption, each holder will receive in exchange for each Depositary Share, the greater of (i) the number of shares of the Company's Common Stock equal to the quotient of (a) the sum of (1) $5.103 at July 1, 1999 declining to $5.00 at July 1, 2000 and (2) all accrued and unpaid dividends thereon for each Depositary Share called divided by (b) the current market price, as defined, of a share of the Company's Common Stock as of the redemption date and (ii) 0.8197 of a share of the Company's Common Stock.

(8) Legal Proceedings

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

                                 TYCO TOYS, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(8) Legal Proceedings (cont'd)

Environmental Litigation
Tyco Industries, a subsidiary of the Company, has been a party to three matters arising out of waste hauled by a transporter to various sites, including the GEMS Landfill. Two of the matters have been settled for monetary amounts that were not material to Tyco Industries. The third matter, a claim by the New Jersey Department of Environmental Protection for a share of remediation costs at a different site in Sewell, New Jersey, is still pending. The Company believes that there are meritorious factual and legal defenses to this claim and that its share of a negotiated settlement would not be material to the Company.

Other Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations
The Company markets its toys through three separate groups: Domestic, International and Tyco Preschool. Net sales for the quarter and nine months ended September 30, 1996 were $256,369,000 and $492,727,000, respectively, compared to $226,285,000 and $494,037,000, respectively, for the same periods last year. The consolidated decrease in 1996 nine month sales was primarily attributable to the discontinuance of certain 1995 product categories, in particular, action figures, small dolls and videos in conjunction with the Company's focus on core product lines. Sales for the Company's Domestic unit were $123,795,000 and $270,905,000 for the quarter and nine months ended September 30, 1996, respectively, compared to $108,637,000 and $273,389,000 in the prior year. Sales increases in boys' toys, activity toys and Tyco VideoCam(TM) contributed to the majority of the sales increase in the quarter. The decrease in sales for the nine month period was primarily attributable to the discontinued product categories described above. International sales increased $8,714,000 to $87,290,000 for the comparable three month period of 1996, but decreased $4,526,000 to $152,533,000 for the 1996 nine month period. The increase in sales for the three months ended September 30, 1996 compared to the same period in the prior year was primarily the result of increased sales in Australia and the United Kingdom. The reduction over the nine month period reflects the discontinuance of certain action figure categories in 1996. Preschool sales were $5,914,000 and $6,381,000 higher than 1995 for both the third quarter and nine month periods, respectively, reflecting strong sales of the Sesame Street(R) product line, in particular, Tickle Me Elmo(TM). As part of the Company's 1995 restructuring plan, the marketing and sales responsibility of certain non-preschool products were transferred from the Preschool unit to the Company's Domestic operations. Approximately $11,000,000 in sales of these transferred non-preschool products were included in the Company's 1996 Domestic operating results.

Gross profit for the quarter and nine months ended September 30, 1996 was $112,809,000 and $214,494,000, respectively (44.0% and 43.5% of net sales), compared to $95,583,000 and $208,516,000, respectively (42.2% of net sales), for the comparable 1995 periods. Gross profit as a percent of net sales in the Company's Domestic unit decreased when compared to 1995 by approximately 2.8% in the quarter and 2.1% for the nine months ended September 30, 1996 primarily due to close-outs and product mix. Gross profit margins increased in both the International and Preschool units. International margins as a percent of sales improved by 2.6% and 3.6% for the third quarter and nine months ended September 30, 1996, respectively, reflecting improved performance and product mix particularly in Europe. Preschool margins improved by more than 13% and 11% in 1996 compared to both the three and nine month periods ended September 30, 1995. Approximately one-third of the year-to-date increase is attributable to reduced depreciation and the remainder is due to an improved product mix resulting from new product introductions including two television-promoted items and the exclusion of non-preschool products from the 1996 results.

Total operating expenses for the quarter and nine months ended September 30, 1996 were $86,936,000 and $199,503,000, respectively, compared to $77,723,000 and $206,749,000, respectively, for the same periods last year. During the second quarter of 1995, the Company adopted a restructuring program focused on reducing overhead costs of its European, United Kingdom and Tyco Preschool (formerly Tyco Playtime) subsidiaries. The related pre-tax restructuring charge of $4,900,000 primarily consisted of approximately $3,000,000 in termination and other employee benefits; $1,300,000 of facility consolidation costs and lease termination payments; and an approximate $300,000 non-cash write-off of assets. The program was substantially completed by December 31, 1995. On a consolidated basis, the increase in operating expenses during the three months ended September 30, 1996 compared to 1995 was primarily the result of volume-related marketing expenses. Excluding the restructuring charge of $4,900,000, operating expenses were reduced by $2,346,000 for the nine months ended September 30, 1996. In the Domestic business unit, operating expenses were comparable to 1995 in relation to the changes in sales volume for the three and nine month periods ended September 30, 1996. For the three and nine month periods ended September 30, 1996, operating expenses in the International business unit, exclusive of the restructuring charge, decreased by approximately 2% and 1% as a percent of sales, respectively, reflecting the positive impact of the Company's 1995 restructuring program. Operating expenses in the Preschool unit increased by approximately $2,243,000 and $1,674,000, respectively, for the three and nine months ended September 30, 1996, primarily reflecting the increased sales volume and the timing of marketing-related expenses on shipments of television-promoted items.

Interest expense, net, for the quarter and nine months ended September 30, 1996 was $6,247,000 and $17,087,000, respectively, compared to $8,410,000 and
$20,359,000, respectively, for the same periods last year. The decrease reflects substantially lower average borrowings as a result of the application of proceeds from the preferred stock offering completed in June 1996. Total average borrowings for the nine months ended September 30, 1996 were $189,677,000 compared to total average borrowings of $221,421,000 for the first nine months of 1995. The average borrowing rates for both 1996 and 1995 were 10.9%. Excluding long-term debt, average short-term borrowings were $41,738,000 and $75,009,000 during the first nine months of 1996 and 1995, respectively.

Included in other income for 1996 is a net foreign currency gain of $384,000 compared to a net gain of $1,341,000 in 1995. The prior year also included a pre-tax profit of approximately $2,500,000 from the sale of the Company's distribution rights for the Kidsongs(R) music video line.

The Company recorded an income tax provision of $6,746,000 for the quarter ended September 30, 1996 compared to a provision of $3,498,000 for the same period last year, reflecting a slightly lower overall effective tax rate in 1996 applied to the higher consolidated pre-tax profit. For the nine month periods, a tax benefit of $379,000 was recorded for 1996 compared to a benefit of $4,850,000 for 1995 due to the significantly lower pre-tax loss in 1996.

In July 1996, the Internal Revenue Service completed their examination of the consolidated federal income tax returns of Tyco Toys, Inc. for the fiscal years ended December 31, 1990 through December 31, 1992. The resolution of this examination was not material to the Company. In addition, the consolidated federal income tax return of Tyco Toys, Inc. for the fiscal year ended December 31, 1993 is currently subject to examination. While the final outcome of this examination is not determinable at this time, management of the Company believes that any proposed adjustments, if sustained, will not materially affect the financial condition, results of operations (including realization of net operating loss carryforwards) or liquidity of the Company.

Financial Condition and Liquidity

Nine Months Ended September 30, 1996

For the nine months ended September 30, 1996, cash and cash equivalents increased $2,226,000 to $29,830,000. Cash provided from financing activities included $92,702,000 in net proceeds from the issuance of Series C Mandatorily Convertible Redeemable Preferred Stock on June 28, 1996 (see note 7 of the Notes to Consolidated Financial Statements). The net proceeds were used to retire approximately $56,000,000 in short-term bank borrowings, with the remainder utilized for general corporate purposes. Cash utilized by operating activities of $118,765,000 included the loss for the nine months ($1,443,000), and the funding of seasonally-related increase in receivables ($131,754,000) and inventories ($31,683,000), offset by the increase in accruals ($29,433,000). Capital expenditures were $15,418,000 for the nine months ended September 30, 1996.

The Company has the following sources of liquidity to support the cyclical working capital requirements of its business: existing cash balances and related interest earnings, internally-generated funds, borrowings available under its existing credit facilities, and proceeds from potential equity or debt offerings. The Company believes that its cash balances, existing credit facilities and internally-generated funds will provide adequate financing for its current and foreseeable levels of operation.

Credit Facility
During the fourth quarter of 1995, the Company was not in compliance with certain financial covenants under its principal credit facilities. The Company received waivers from General Electric Capital Corporation and affiliates and amended the credit facilities to reflect revisions to its financial covenants. As a result of the amendment, the interest rate on the facilities was increased by .25% beginning in January 1996. However on October 28, 1996, the facilities were further amended to rescind the .25% interest rate adjustment.

Dividends
The Company's credit facilities restrict the Company's ability to pay cash dividends on capital stock until the Company achieves a defined level of tangible net worth. The terms of the 6% Series B Voting Convertible Exchangeable Preferred Stock, the 8 1/4% Series C Mandatorily Convertible Redeemable Preferred Stock, the 10.125% Senior Subordinated Notes and the 7% Convertible Subordinated Notes also place limitations on the payment of cash dividends. The Company during the nine months of 1996 and 1995 issued additional shares of Series B Preferred Stock in lieu of cash dividends valued at $1,651,000 and $2,382,000, respectively. Additionally, during the third quarter of 1996, the Company, as permitted, commenced the payment of cash dividends on its Series B Preferred Stock aggregating $845,000. On October 1, 1996 the Company also paid in cash $2,058,000 of accrued dividends on its Series C Preferred Stock.

Part II.   Other Information.

Item 1. Legal Proceedings.
           Reference is made to note 8 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 6.    Exhibits and Reports on Form 8-K.
    (a).   Exhibits.
           11. Statements Regarding Computation of Income (Loss) Per Share - Quarters and Nine Months Ended September 30, 1996 and 1995.
    (b).   Reports on Form 8-K
                 None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TYCO TOYS, INC.
                                                   Registrant

Date:  November 11, 1996                            By:  /s/ Harry J. Pearce
       -----------------                                --------------------
                                                        Harry J. Pearce
                                                        Vice Chairman,
                                                        Chief Financial Officer,
                                                        and Director

                                  EXHIBIT INDEX



Exhibit No.      Description                                               Page

   11            Statements regarding computation of
                   income (loss) per share for the quarters and nine
                   months ended September 30, 1996 and 1995.                 17

                                                                      Exhibit 11
                                 TYCO TOYS, INC.
                     Computation of Income (Loss) Per Share
                    (in thousands, except per share amounts)

                                                                      Quarters Ended            Nine Months Ended
                                                                       September 30,              September 30,
                                                                    ----------------------      ---------------------
                                                                       1996         1995          1996         1995
                                                                    ---------    ---------      --------    ---------
Primary Income (Loss) Per Share:
1.    Net income (loss)                                               $12,523     $  5,546       $(1,443)   $  (9,958)
2.    Less preferred dividends                                          2,838          808         4,554        2,382
                                                                    ---------    ---------      --------    ---------
3.    Net income (loss) applicable to common shareholders            $  9,685     $  4,738       $(5,997)    $(12,340)
                                                                    ---------    ---------      --------    ---------

4.    Weighted average shares outstanding                              34,827       34,803        34,827       34,774
5.    Add additional shares issuable upon the assumed exercise
         of outstanding stock options *                                     -            -             -            -
                                                                    ---------    ---------      --------    ---------
6.    Adjusted weighted average shares outstanding                     34,827       34,803        34,827       34,774
                                                                    ---------    ---------      --------    ---------

7.    Net income (loss) per share (3 / 6)                           $    0.28    $    0.14      $  (0.17)   $   (0.35)
                                                                    =========    =========      ========    =========

Fully Diluted Income (Loss) Per Share:
8.    Line 3 above                                                   $  9,685     $  4,738       $(5,997)    $(12,340)
9.    Add back preferred dividends (line 2)                             2,838          808         4,554        2,382
10.  Add back interest, net of tax, on assumed conversion of
         the Company's 7% Convertible Subordinated Notes                  208          165           547          535
                                                                    ---------    ---------      --------    ---------
11.  Adjusted net income (loss)                                       $12,731     $  5,711      $   (896)   $  (9,423)
                                                                    ---------    ---------      --------    ---------

12.  Weighted average shares outstanding (line 4)                      34,827       34,803        34,827       34,774
13.  Add additional shares issuable upon the assumed exercise
         of outstanding stock options*                                      -            -             -            -
14.  Add additional shares issuable upon assumed
         conversion of the Company's 7% Convertible
         Subordinated Notes                                             1,603        1,549         1,603        1,515
15.  Add additional shares issuable upon assumed
         conversion of preferred shares                                22,431        5,373        11,235        5,294
                                                                    ---------    ---------      --------    ---------
16.  Adjusted weighted average shares outstanding                      58,861       41,725        47,665       41,583
                                                                    ---------    ---------      --------    ---------

17.  Net income (loss) per share (11/16) **                         $    0.22    $    0.14      $  (0.02)   $   (0.23)
                                                                    =========    =========      ========    =========


* For the calculation of income (loss) per share, the inclusion of the assumed exercise of options is not dilutive for the periods presented and, therefore, such assumed exercise is excluded from the per share calculations.

** For the nine months ended September 30, 1996 and 1995, fully diluted loss per share amounts are not presented in the Consolidated Statement of Operations since the results are anti-dilutive.